Form 10-Q
period 1997-09-30
INSPIRE INSURANCE SOLUTIONS INC
filed 1997-11-14
CIK 1042051

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1997
                               ------------------------
                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to
                              ------------    ------------

Commission file number:       000-23005
                        ----------------------------------


                      INSPIRE INSURANCE SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   TEXAS                                      75-2595937
   ---------------------------------------------        ---------------------
   (State or other jurisdiction of incorporation           (I.R.S. Employer
              or organization)                            Identification No.)

                300 BURNETT STREET, FORT WORTH, TX 76102-2799
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 817-348-3999
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
             ----------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]   No  [X]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,191,250

                                      INDEX

PART I  - FINANCIAL INFORMATION                                             PAGE

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996

                  Condensed Statements of Operations (unaudited) for the three months and nine months ended September 30, 1997 and 1996

                  Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 1997 and 1996

                  Notes to Condensed Financial Statements  (unaudited)

                  Independent Accountants' Report


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibits

PART I  - FINANCIAL INFORMATION
ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                        INSPIRE INSURANCE SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS

                                                                  September 30,   December 31,
                                                                      1997            1996
                                                                  ------------    ------------
                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents. . . . . . . . . . . . . . . .     $ 14,497,941    $    363,398
     Short-term investments (cost $13,157,748). . . . . . . .       13,198,953              --
     Accounts receivable - net  . . . . . . . . . . . . . . .        9,038,862       1,168,148
     Income taxes receivable. . . . . . . . . . . . . . . . .          339,571         339,571
     Deferred income taxes. . . . . . . . . . . . . . . . . .        1,261,469              --
     Prepaid expenses and other current assets . . . . . . . .       1,432,587         140,950
                                                                  ------------    ------------
           Total current assets . . . . . . . . . . . . . . .       39,769,383       2,012,067
Accounts receivable, excluding current portion. . . . . . . .          153,505              --
Property and equipment, net (accumulated depreciation
    1997 $8,808,485; 1996 $1,272,011) . . . . . . . . . . . .        5,898,768       3,219,892
Intangibles and other assets. . . . . . . . . . . . . . . . .       15,372,340              --
                                                                  ------------    ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 61,193,996    $  5,231,959
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable . . . . . . . . . . . . . . . . . . . . . .     $         --    $  2,500,000
     Accounts payable . . . . . . . . . . . . . . . . . . . .        1,020,398       1,066,013
     Accrued payroll and compensation . . . . . . . . . . . .          542,571              --
     Other accrued expenses . . . . . . . . . . . . . . . . .        1,706,862              --
     Customer deposits  . . . . . . . . . . . . . . . . . . .        1,586,855              --
     Deferred compensation. . . . . . . . . . . . . . . . . .        2,699,000              --
     Income taxes payable . . . . . . . . . . . . . . . . . .        2,061,073              --
     Current portion of long-term debt. . . . . . . . . . . .          599,534
     Due to shareholder . . . . . . . . . . . . . . . . . . .               --         995,706
                                                                  ------------    ------------
           Total current liabilities. . . . . . . . . . . . .       10,216,293       4,561,719
Deferred compensation . . . . . . . . . . . . . . . . . . . .        1,633,202              --
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . .          529,674              --
Deferred income taxes . . . . . . . . . . . . . . . . . . . .        2,195,000          64,000

Commitments and Contingencies (Note 7). . . . . . . . . . . .               --              --

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued and outstanding. . . . . . . .               --              --
     Common stock, $.01 par value; 50,000,000 shares
       authorized and 10,191,250 shares issued and outstanding
       in 1997; 1,000 shares authorized, 100 shares issued
       and outstanding in 1996. . . . . . . . . . . . . . . .          101,913               1
     Additional paid-in capital . . . . . . . . . . . . . . .       48,695,046       2,383,417
     Accumulated deficit. . . . . . . . . . . . . . . . . . .       (2,177,132)     (1,777,178)
                                                                  ------------    ------------
           Total shareholders' equity . . . . . . . . . . . .       46,619,827         606,240
                                                                  ------------    ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 61,193,996    $  5,231,959
                                                                  ============    ============

           See accompanying notes to condensed financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three months ended              Nine months ended
                                                   September 30,                   September 30,
                                           ----------------------------    ----------------------------
                                               1997            1996            1997            1996
                                           ------------    ------------    ------------    ------------
REVENUES:
  Outsourcing services . . . . . . . . .   $  8,178,318    $  3,837,100    $ 22,572,215    $  9,174,865
  Software and software services . . . .      6,709,500              --      14,271,379              --
  Other. . . . . . . . . . . . . . . . .        294,133              --       1,597,572              --
                                           ------------    ------------    ------------    ------------
       Total revenues                        15,181,951       3,837,110      38,441,166       9,174,865
                                           ------------    ------------    ------------    ------------

EXPENSES:
  Cost of outsourcing services . . . . .      5,065,693       2,957,705      15,163,900       7,160,060
  Cost of software and software
    services . . . . . . . . . . . . . .      4,288,087              --       7,209,464              --
  Cost of other revenues . . . . . . . .        341,215              --       1,037,710              --
  Selling, general and administrative. .      2,180,223              --       5,608,553              --
  Research and development . . . . . . .        211,267              --         890,867              --
  Depreciation and amortization. . . . .      1,121,376         210,547       2,816,792         560,182
  Purchased research and development . .             --              --       3,000,000              --
  Deferred compensation. . . . . . . . .             --              --       3,949,000              --
  Management fees to shareholder . . . .         45,000         600,000       1,245,000       1,800,000
                                           ------------    ------------    ------------    ------------
       Total expenses. . . . . . . . . .     13,252,861       3,768,252      40,921,286       9,520,242
                                           ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS). . . . . . . . .      1,929,090          68,858      (2,480,120)       (345,377)
                                           ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . .        186,566              --         261,103              --
  Interest expense . . . . . . . . . . .        (91,640)             --        (303,684)             --
  Other. . . . . . . . . . . . . . . . .      1,635,959              --       1,614,588              --
                                           ------------    ------------    ------------    ------------
       Total other income (expense). . .      1,730,885              --       1,572,007              --
                                           ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES. . . .      3,659,975          68,858        (908,113)       (345,377)
INCOME TAX (EXPENSE) BENEFIT . . . . . .     (1,203,496)        (13,771)        508,159         127,069
                                           ------------    ------------    ------------    ------------
NET INCOME (LOSS). . . . . . . . . . . .   $  2,456,479    $     55,087    $   (399,954)   $   (218,308)
                                           ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE. . . . . . .   $       0.27    $       0.01    $      (0.05)   $      (0.03)
                                           ============    ============    ============    ============



           See accompanying notes to condensed financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine months ended
                                                                               September 30,
                                                                       ----------------------------
                                                                           1997            1996
                                                                       ------------    ------------
OPERATING ACTIVITIES:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (399,954)   $   (218,308)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . . . .       2,834,265         560,182
     Deferred income taxes. . . . . . . . . . . . . . . . . . . . .      (2,785,000)       (184,569)
     Purchased research and development . . . . . . . . . . . . . .       3,000,000              --
     Gain on sale of subsidiary . . . . . . . . . . . . . . . . . .      (1,634,291)             --
     Change in operating assets and liabilities:. . . . . . . . . .
       Accounts receivable. . . . . . . . . . . . . . . . . . . . .      (3,885,723)       (215,765)
       Income taxes receivable. . . . . . . . . . . . . . . . . . .              --          88,424
       Prepaid expenses and other current assets. . . . . . . . . .      (1,039,637)             --
       Other assets . . . . . . . . . . . . . . . . . . . . . . . .         438,165              --
       Accounts payable . . . . . . . . . . . . . . . . . . . . . .      (1,580,809)      2,447,508
       Accrued payroll and compensation . . . . . . . . . . . . . .        (494,383)         22,171
       Other accrued expenses . . . . . . . . . . . . . . . . . . .         962,816              --
       Customer deposits. . . . . . . . . . . . . . . . . . . . . .         270,546              --
       Income taxes payable . . . . . . . . . . . . . . . . . . . .       1,819,135              --
       Deferred compensation. . . . . . . . . . . . . . . . . . . .       4,004,567              --
                                                                       ------------    ------------
           Net cash provided by operating activities. . . . . . . .       1,509,697       2,499,643
                                                                       ------------    ------------

INVESTING ACTIVITIES:
   Purchase of short-term investments . . . . . . . . . . . . . . .     (13,198,953)             --
   Proceeds from sale of subsidiary, net of cash relinquished . . .       2,499,262              --
   Purchases of property and equipment. . . . . . . . . . . . . . .      (1,275,273)       (707,768)
   Capitalized research and development costs . . . . . . . . . . .        (326,546)             --
   Acquisition of subsidiary, net of cash acquired. . . . . . . . .     (17,118,849)             --
                                                                       ------------    ------------
           Net cash used in investing activities. . . . . . . . . .     (29,420,359)       (707,768)
                                                                       ------------    ------------

FINANCING ACTIVITIES:
   Proceeds from borrowings . . . . . . . . . . . . . . . . . . . .       8,677,503              --
   Repayment of borrowings. . . . . . . . . . . . . . . . . . . . .     (10,646,191)             --
   Repayment of borrowings to shareholder . . . . . . . . . . . . .        (995,706)     (1,569,108)
   Contribution from shareholder. . . . . . . . . . . . . . . . . .      10,500,000              --
   Issuance of common stock, net of issuance costs paid . . . . . .      34,244,192              --
   Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .         265,407              --
                                                                       ------------    ------------
             Net cash provided by (used in) financing activities. .      42,045,205      (1,569,108)
                                                                       ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .      14,134,543         222,767
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . .         363,398          21,868
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . .    $ 14,497,941    $    244,635
                                                                       ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . .    $    349,368    $         --
                                                                       ============    ============
   Income taxes refunded (paid) . . . . . . . . . . . . . . . . . .    $         --    $         --
                                                                       ============    ============
   Non cash investing activities - contribution of fixed assets from
     shareholder  . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,308,191    $         --
                                                                       ============    ============


           See accompanying notes to condensed financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     General -- INSpire Insurance Solutions, Inc. ("INSpire" or the "Company") (formerly Millers Integrated Claims Resources, Inc. and MiliRisk, Inc.) was incorporated April 28, 1995. INSpire is a provider of policy and claims administration outsourcing services to the property and casualty ("P&C") insurance industry. The Company also develops, markets, licenses and supports computer software and related services to the P&C insurance industry. The Company sells its products directly to the customer. The majority of sales are in North America.

     Unaudited Interim Condensed Financial Statements -- The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 1997. The independent accountants' review report of Deloitte & Touche LLP is included in Part I, Item 1 of this report.

     The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto for the six months ended June 30, 1997 and the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (File No. 333-31173).

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.


2.   INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consist of the following at September 30, 1997:

     Goodwill, net of accumulated amortization of $526,600                                     $  8,752,140
     Acquired software, net of accumulated amortization of $666,000                               5,334,000
     Capitalized research and development costs, net of accumulated amortization of $5,734          320,812
     Cash surrender value of life insurance                                                         389,898
     Prepaid insurance                                                                              517,282
     Other                                                                                           58,208
                                                                                               ------------
                                                                                               $ 15,372,340
                                                                                               ============


3.   NOTE PAYABLE AND LONG-TERM DEBT

     NOTE PAYABLE -- On December 11, 1996, INSpire entered into a note agreement with a bank. The note bears interest at prime (8.25% at December 31, 1996) and was repaid on February 1, 1997.

     LONG-TERM DEBT -- On August 22, 1997, the Company entered into a note agreement with a financial institution to pay the cost of three-year professional liability and directors and officers insurance policies. The note is payable in monthly principal and interest installments of $54,424 through July 1999. The note bears interest at an annual rate of 6.25%.

       The following represents the approximate future annual maturities of the Company's long-term debt obligation at September 30, 1997:

         1998                                         $  599,534
         1999                                            529,674
                                                      ----------
                                                      $1,129,208
                                                      ==========

4.   SALE OF SUBSIDIARY

     On September 15, 1997, the Company sold Applied Quoting Systems, Inc. ("AQS"), a wholly owned subsidiary, for $2,500,000. The sale resulted in a gain of $1,634,291, which is included in other income. For the period from March 12, 1997 (the date of acquisition) through September 30, 1997, AQS had revenues of approximately $3,404,000 and net income of approximately $403,000. Net income per common share from the separate operations of AQS for the nine months ended September 30, 1997 was $.05. Total assets and total liabilities of AQS on the date of sale were approximately $1,228,000 and $412,000, respectively.


5.   RELATED PARTY TRANSACTIONS

     The Company has agreements with The Millers Mutual Fire Insurance Company ("Millers Mutual"), a shareholder of the Company, and The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.47% subsidiary of Millers Mutual, to provide outsourcing and data processing services and software and software services. Under the terms of the agreements with Millers Mutual and Millers Casualty, the Company earned outsourcing fees of approximately $12,054,562 and $6,858,247 during the nine months ended September 30, 1997 and 1996, respectively. Software and software services revenues of approximately $642,000 were recognized by the Company during the nine months ended September 30, 1997. Beginning May 1996, the Company incurred office space rental expenses, under a month-to-month agreement with Millers Mutual, totaling $236,600 and $128,300 for the nine months ended September 30, 1997 and 1996, respectively. Additionally, the Company incurred fees of $1,245,000 and $1,800,000 during the nine months ended September 30, 1997 and 1996 respectively, for management and administrative services provided by Millers Mutual. At September 30, 1997, trade accounts receivable from Millers Mutual and Millers Casualty combined were approximately $2,372,000. At September 30, 1997, a net receivable of approximately $711,000, which was included in prepaid expenses and other current assets, was due from Millers Mutual for costs of Millers Mutual related to the IPO paid by the Company. At December 31, 1996, there was a payable to Millers Mutual of $995,706.


6.   PRO FORMA CONDENSED STATEMENTS OF OPERATIONS DATA

     Unaudited pro forma statements of operations data for the three months ended September 30, 1996 and the nine months ended September 30, 1997 and 1996 reflect: (a) the acquisition of Strategic Data Systems, Inc. (the "SDS Acquisition") using the purchase method of accounting as if the SDS Acquisition, which occurred on March 12, 1997, had occurred on January 1, 1996 and (b) the results of operations of the Company as if the Company had operated on an independent basis separate from Millers Mutual since January 1, 1996. Supplementary net income (loss) per share has been computed by adjusting pro forma net income for the effect of the elimination of interest expense associated with the repayment of $7.2 million of bank debt in conjunction with the initial public offering on August 22, 1997. Supplementary net income (loss) per share is not presented for historical information as there is no significant difference from net income (loss) per share as presented. Unaudited pro forma data follows (in thousands, except per share data):


                                                   Nine months ended
                                                     September 30,
                                              ----------------------------
                                                  1997            1996
                                              ------------    ------------
Revenues                                      $     43,853    $     26,231
Operating expenses                                  45,752          26,051
                                              ------------    ------------
Operating income (loss)                             (1,899)            180
Other income (expense)                               1,453            (368)
                                              ------------    ------------
Income (loss) before income taxes                     (446)           (188)
Income tax (expense) benefit                            94            (188)
                                              ------------    ------------
Net income (loss)                             $       (352)   $       (376)
                                              ============    ============

Net income (loss) per share                   $      (0.04)   $      (0.05)
                                              ============    ============
Supplementary net income (loss) per share     $       0.01    $       0.01
                                              ============    ============


7.   COMMITMENTS AND CONTINGENCIES

     Employment Agreements -- The Company has employment agreements with certain key officers that provide for minimum annual salaries aggregating approximately $1,055,000 and annual bonuses based on the Company's operating performance.

     Other -- In February 1997, the Philadelphia Contributionship for the Insurance of Houses from Loss by Fire ("PCIHLF") filed a lawsuit (Civil Action No. 97-CV-1262) against Strategic Data Systems, Inc. ("SDS") in the United States District Court for the Eastern District of Pennsylvania. The suit alleges that certain software systems that SDS sold to PCIHLF in 1995 did not meet PCIHLF's specifications. PCIHLF claims damages in excess of $1.3 million. In connection with the SDS Acquisition by INSpire, the former SDS shareholders placed $1.5 million of the SDS purchase price in an escrow account in respect of this claim. INSpire has no recourse against the former SDS shareholders to the extent that the aggregate amount of any judgment, settlement and expenses exceeds the amount of the escrowed funds. SDS filed a counterclaim against PCIHLF for $550,000 for amounts due under its agreements with PCILHF. In addition, the Company is involved in various other legal proceedings arising in the normal course of business. Management believes the outcome of these matters will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

     The Company participates in a self-insurance program for certain of its employees that provides for the payment of employee health claims. The program provides for specific excess loss reinsurance for aggregate claims greater than a specified amount for any one claimant. The Company accrues the estimated liabilities for the ultimate costs of both reported claims and incurred by not reported claims.

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
INSpire Insurance Solution, Inc.
Fort Worth, Texas

We have reviewed the accompanying condensed balance sheet of INSpire Insurance Solutions, Inc. (the "Company") as of September 30, 1997, and the related condensed statements of operations and cash flows for the three months and nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepting auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of INSpire Insurance Solutions, Inc. as of December 31, 1996, and the related statements of operations, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated July 2, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the condensed balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Fort Worth, Texas
October 27, 1997

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     Sale of Subsidiary. On September 15, 1997, the Company sold Applied Quoting Systems, Inc. ("AQS"), a wholly owned subsidiary for $2.5 million in cash, pursuant to an unsolicited offer from Samuel J. Fleager, the former principal shareholder of AQS. The sale resulted in a gain of $1.6 million, which has been included in other income in the Company's condensed statements of operations for the three months and nine months ended September 30, 1997. AQS markets a DOS-based commercial lines policy rating system. AQS total revenues were $3.4 million for the period January 1, 1997 through September 15, 1997 and $4.1 million for the year ended December 31, 1996.

     As a result of the sale of AQS, the Company entered into a perpetual agreement on October 29, 1997, with Cover-All Systems, Inc. ("Cover-All"), to license Cover-All's commercial lines rating, policy issue and forms solutions for use in the Company's software products and services offerings.

RESULTS OF OPERATIONS

     The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                      Three months ended September 30,                Nine months ended September 30,
                                     ----------------------------------       -----------------------------------------------
                                                                 Pro                         Pro                       Pro
                                                                Forma                       Forma                     Forma
                                       1997         1996       1996 (1)         1997       1997 (1)       1996       1996 (1)
                                     --------     --------     --------       --------     --------     --------     --------
Total revenues                          100.0%       100.0%       100.0%         100.0%       100.0%       100.0%       100.0%
                                     --------     --------     --------       --------     --------     --------     --------
Operating expenses                       87.3         98.2         96.6          106.5        104.3        103.8         99.3
Operating income (loss)                  12.7          1.8          3.4           (6.5)        (4.3)        (3.8)         0.7
Other income (expense)                   11.4           --         (1.6)           4.1          3.3           --         (1.4)
                                     --------     --------     --------       --------     --------     --------     --------
Income (loss) before income taxes        24.1          1.8          1.8           (2.4)        (1.0)        (3.8)        (0.7)
Income tax (expense) benefit             (7.9)        (0.4)        (1.4)           1.3          0.2          1.4         (0.7)
                                     --------     --------     --------       --------     --------     --------     --------
Net income (loss)                        16.2%         1.4%         0.4%          (1.1)%       (0.8)        (2.4)%       (1.4)
                                     ========     ========     ========       ========     ========     ========     ========

(1) Unaudited pro forma condensed statements of operations data for the three months ended September 30, 1996 and the nine months ended September 30, 1997 and 1996 reflect: (a) the acquisition of Strategic Data Systems, Inc. (the "SDS Acquisition") using the purchase method of accounting as if the SDS Acquisition, which occurred on March 12, 1997, had occurred on January 1, 1996 and (b) the results of operations of the Company as if the Company had operated on an independent basis separate from The Millers Mutual Fire Insurance Company ("Millers Mutual") since January 1, 1996. See the Company's Pro Forma Statements of Operations Data (unaudited) included in this filing.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 ON AN HISTORICAL BASIS

     REVENUES. The Company's revenues were $15.2 million for the three months ended September 30, 1997 compared to $3.8 million for the three months ended September 30, 1996, an increase of $11.4 million or 300%. Revenues for the nine months ended September 30, 1997 were $38.4 million compared to $9.2 million for the nine months ended September 30, 1996, an increase of $29.2 million or 317%. These increases are primarily attributable to: (i) the SDS Acquisition and (ii) revenues from three significant outsourcing contracts entered into during 1996 under which the Company performed significantly more outsourcing services during 1997. These three contracts included a claims administration agreement with Interco, Inc. as administrator for the State Corporation Commission of the Commonwealth of Virginia, and a policy administration agreement and a claims administration agreement with Clarendon National Insurance Company through E. W. Blanch Holdings Company, Inc.

     COST OF REVENUES. Cost of revenues, which is comprised mainly of personnel costs, was $9.7 million for the three months ended September 30, 1997 compared to $3.0 million for the three months ended September 30, 1996, an increase of $6.7 million or 223%. Cost of revenues was $23.4 million for the nine months ended September 30, 1997 compared to $7.2 million for the nine months ended September 30, 1996, an increase of $16.2 million or 225%. These increases are primarily attributable to: (i) the SDS Acquisition and (ii) the costs associated with the performance of services under the three significant outsourcing contracts described above. Cost of revenues as a percentage of total revenues decreased from 77% for the three months ended September 30, 1996 to 64% for the three months ended September 30, 1997, and from 78% for the nine months ended September 30, 1996 to 61% for the nine months ended September 30, 1997. These decreases are a result of economies of scale associated with spreading certain fixed costs over a larger revenue base and lower personnel costs as a percentage of revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.2 million for the three months ended September 30, 1997 compared to $600,000 for the three months ended September 30, 1996, an increase of $1.6 million or 266%. Selling, general and administrative expenses were $6.9 million for the nine months ended September 30, 1997 compared to $1.8 million for the nine months ended September 30, 1996, an increase of $5.1 million or 283%. These increases are primarily due to: (i) the SDS Acquisition and (ii) additional staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth.

     RESEARCH AND DEVELOPMENT. Research and development expense was $211,267 and $890,867 for the three months and nine months ended September 30, 1997, respectively, net of capitalized research and development costs of $326,546. This expense was comprised primarily of personnel costs related to software development. Prior to the SDS Acquisition, the Company did not incur any significant research and development expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $1.1 million for the three months ended September 30, 1997 compared to $210,500 for the three months ended September 30, 1996, an increase of approximately $911,000 or 433%. For the nine months ended September 30, 1997, depreciation and amortization expense was $2.8 million compared to $560,000 for the same period in 1996, an increase of $2.3 million or 411%. This increase is primarily attributable to (i) Millers Mutual's capital contribution of approximately $2.5 million in depreciable property and equipment to the Company in January 1997 and
(ii) amortization of goodwill and capitalized software recorded in connection with the SDS Acquisition.

     NONRECURRING OPERATING EXPENSES. In the purchase price allocation of the SDS Acquisition, $3.0 million was assigned to in-process research and development. This amount was charged to operations in March 1997. In addition, $3.9 million was charged to operations as deferred compensation associated with stock options granted to executive officers during 1997.

     OTHER INCOME. Other income for the three months and the nine months ended September 30, 1997 includes a $1.6 million gain on the sale of AQS. Interest income, attributable primarily to short-term investments purchased with unused proceeds from the IPO, was approximately $188,000 and $261,000, respectively, for the three months and nine months ended September 30, 1997. During 1996 the Company did not have investments that earned interest income. Interest expense, attributable primarily to the Company's bank credit facility with NationsBank of Texas, N.A. (the "NationsBank Facility"), was approximately $92,000 and $304,000, respectively, for the three months and nine months ended September 30, 1997. The Company did not have any interest-bearing debt during 1996.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 ON A PRO FORMA BASIS

     REVENUES. Pro forma revenues were $43.9 million for the nine months ended September 30, 1997 compared to $26.2 million for the nine months ended September 30, 1996, an increase of $17.6 million or 67%. Revenues from outsourcing services were $22.6 million for the nine months ended September 30, 1997 compared to revenues of $9.2 million for the nine months ended September 30, 1996, an increase of $13.4 million or 115%, primarily as a result of the three significant outsourcing contracts described above. Revenues from software and software services were $19.1 million for the nine months ended September 30, 1997 compared to $14.1 million for the period ended September 30, 1996, an increase of $5.0 million or 35%. This increase was attributable to an increased number of software product installations and customizations, primarily of the Windows into Property and Casualty System. Revenues from other sources were $2.2 million for the nine months ended September 30, 1997 compared to $2.9 million for the nine months ended September 30, 1996, a decrease of $764,000 or 26%. This decrease was attributable to decreased hardware sales during the third quarter of 1997.

     OPERATING EXPENSES. Pro forma operating expenses were $45.8 million for the nine months ended September 30, 1997 compared to $26.1 million for the nine months ended September 30, 1996, an increase of $19.7 million or 75%. This increase was primarily attributable to the increased cost of revenues associated with increased revenues from the three new outsourcing contracts and the increased number of software product installations and customizations described above. Selling, general and administrative expenses also increased due to additional staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth. In addition, pro forma operating expenses for the nine months ended September 30, 1997 include $3.0 million of purchased research and development expenses relating to the SDS Acquisition and $3.9 million of deferred compensation expense relating to the grant of stock options to executive officers during the period, both of which were nonrecurring expenses.

     OTHER INCOME. For the nine months ended September 30, 1997, a $1.6 million gain on the sale of AQS is included in other income in the three months and nine months ended September 30, 1997. Included in both periods ended September 30, 1997 and 1996 is pro forma interest expense associated with the debt incurred in conjunction with the SDS Acquisition, excluding certain interest expense associated with mortgage debt not assumed by the Company.

     INCOME TAX. Income tax is calculated using an estimated annual effective tax rate. Prior to the IPO, Millers Mutual filed a consolidated tax return that included all subsidiaries of Millers Mutual, including the Company. For financial accounting purposes, the Company recorded its pro rata share, based on its taxable income or loss, of total consolidated taxable income or loss.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $14.5 million as of September 30, 1997 compared to approximately $363,000 as of December 31, 1996, an increase of $14.1 million or 388%. Net cash provided by operating activities was $1.5 million and $2.5 million for the periods ended September 30, 1997 and 1996, respectively. Net cash used in investing activities was $29.4 million for the nine months ended September 30, 1997, primarily attributable to the SDS Acquisition, purchases of short-term investments, and purchases of property and equipment, compared to $708,000 for the nine months ended September 30, 1996. Net cash provided by financing activities was $42.0 million during the nine months ended September 30, 1997, primarily due to the IPO, compared to net cash used in financing activities of $1.6 million during the period ended September 30, 1996.

     Although the Company repaid amounts owed under the NationsBank Facility with a portion of the proceeds from the IPO, the Company intends to keep the $2.5 million revolving credit facility in place for future borrowings. The revolving credit facility expires and any amounts outstanding are due and payable on March 12, 1999. Borrowings under the NationsBank Facility are secured by all accounts receivable, inventory, equipment, servicing contract rights, and other personal property of the Company.

     The Company believes that cash generated from operations and its net proceeds from the IPO will satisfy the Company's anticipated working capital requirements for at least one year. The Company, however, may require substantial additional funds for potential acquisitions and expansion. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. The Company has no present commitments or understandings with respect to any such transaction. The Company, however, may acquire businesses, products or technologies in the future.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains or may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements made in this report, other than statements of historical fact, including but not limited to statements made under "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future results and operations of the Company, and which may be indicated by, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, are "forward-looking statements." Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the Company's limited operating history and dependence on major customers, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change, product development risks and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by this paragraph.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In February 1997, the Philadelphia Contributionship for the Insurance of Houses from Loss by Fire ("PCIHLF") filed a lawsuit (Civil Action No. 97-CV-1262) against Strategic Data Systems, Inc. ("SDS") in the United States District Court for the Eastern District of Pennsylvania. The suit alleges that certain software systems that SDS sold to PCIHLF in 1995 did not meet PCIHLF's specifications. PCIHLF claims damages in excess of $1.3 million. In connection with the SDS Acquisition by INSpire, the former SDS shareholders placed $1.5 million of the SDS purchase price in an escrow account in respect of this claim. The Company has no recourse against the former SDS shareholders to the extent that the aggregate of any judgment, settlement and expenses exceeds the amount of the escrowed funds. SDS filed a counterclaim against PCIHLF for $550,000 for amounts due under its agreements with PCIHLF. There can be no assurance with respect to the outcome of this lawsuit.

         The Company is not a party to any other legal proceedings that the Company believes could have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a Registration Statement on Form S-1 (No. 333-31173) which became effective on August 22, 1997, filed in connection with the initial public offering of the Company's Common Stock, par value $.01 per share ("Common Stock"), the Company sold 3,191,250 shares of Common Stock and Millers Mutual sold 3,133,750 shares of Common Stock. The offering was managed by Raymond
James and Associates, Inc. and Southwest Securities, Inc. and closed on September 4, 1997.

                                                     Selling
                                       Issuer      Shareholder
                                     -----------   -----------
Shares registered and sold to date     3,191,250     3,133,750
                                     ===========   ===========

Aggregate price of the amount
       offered and sold to date      $38,295,000   $37,605,000

Less: Underwriting discounts
       and commissions                 2,680,650     2,632,350

      Other estimated
       issuance costs                  1,009,000       991,000
                                     -----------   -----------

Net offering proceeds                $34,605,350   $33,981,650
                                     ===========   ===========

         The net offering proceeds were used to repay approximately $2.8 million in borrowings from Millers Mutual and $7.2 million in borrowings from NationsBank. The remaining proceeds have been invested in commercial paper investments with various maturity dates and will be used for general corporate purposes, including working capital, research and development and possible acquisitions. The Company has no present commitments or understandings with respect to the acquisition of any business, although the Company continues to monitor potential acquisition opportunities.

         None of the expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finder's fees, expenses paid to or for underwriters, other expenses and total expenses resulted in direct or indirect payments to directors or officers of the Company, or to persons owning 10% or more of any class of equity securities of the Company, or to affiliates of the Company. Other than repayments to Millers Mutual, as described above, and salary and reimbursement paid to directors and officers, none of the offering proceeds was paid directly or indirectly to directors, officers, general partners of the issuer or their associates, or to persons owning 10% or more of any class of securities of the Company, or to affiliates of the Company.

        Under the terms of the NationsBank Facility, the Company cannot declare or pay any dividends or return any capital to its shareholders or authorize or make any other distribution, payment or delivery of property or cash to its shareholders as such without the prior written consent of NationsBank of Texas, N.A.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed as part of this Form 10-Q:

           3.1 Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File Number 333-31173 dated August 22,
               1997).

           3.2 Bylaws of the Company and First and Second Amendments thereto (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File Number 333-31173 dated August 22, 1997).

           4.1 Specimen Certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File Number 333-31173 dated August 22, 1997).

           4.2 Rights Agreement, by and between the Company and U.S. Trust Company of Texas, N.A., dated as of July 30, 1997 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, File Number 33-31173 dated as of August 22, 1997).

          10.1 Stock Purchase and Assumption Agreement between the Company AQS, Inc., Samuel J. Fleager and Applied Quoting Systems, Inc.

          11.1 Computation of Net Income (Loss) Per Share

          15.1 Letter Re: Unaudited Interim Financial Information

          27.1 Financial Data Schedule (EDGAR version only)

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November   , 1997
                                    Inspire Insurance Solutions, Inc.


                                    -------------------------------------
                                    F. George Dunham, III
                                    President, Chief Executive Officer,
                                    Chairman and Director


                                    -------------------------------------
                                    Terry G. Gaines
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer

                                    Dated: November   , 1997

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------
    10.1       Stock Purchase and Assumption Agreement between the Company
               ("Seller"), AQS, Inc. ("Purchaser"), Samuel J. Fleager and
               Applied Quoting Systems, Inc. ("AQS").
    11.1       Computation of Net Income (Loss) Per Share
    15.1       Letter Re: Unaudited Interim Financial Information
    27.1       Financial Data Schedule (EDGAR version only)