Form 10-K405
period 1997-12-31
INSPIRE INSURANCE SOLUTIONS INC
filed 1998-03-27
CIK 1042051

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to

                        COMMISSION FILE NUMBER 000-23005

                       INSPIRE INSURANCE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    TEXAS                                        75-2595937
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

              300 BURNETT STREET                                   76102
              FORT WORTH, TEXAS                                  (Zip Code)
   (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (817) 348-3999

          Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
                --------------                      ------------------------------------
                     None                                      Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)
                SERIES A JUNIOR PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     As of March 6, 1998, the aggregate market value of voting stock held by non-affiliates was $167,544,336.

     As of March 6, 1998, there were 10,224,323 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 1998 Annual Meeting is incorporated into Part III of this Form 10-K by reference.
================================================================================

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                            PAGE
                                                                            ----
FORWARD-LOOKING STATEMENTS................................................    1
PART I....................................................................    1
  ITEM 1.     BUSINESS....................................................    1
  ITEM 2.     PROPERTIES..................................................   11
  ITEM 3.     LEGAL PROCEEDINGS...........................................   11
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
PART II...................................................................   12
  ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.......................................   12
  ITEM 6.     SELECTED FINANCIAL DATA.....................................   13
  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.................................   14
  ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK......................................................   19
  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   19
  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE..................................   21
PART III..................................................................   22
  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   22
  ITEM 11.    EXECUTIVE COMPENSATION......................................   22
  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT................................................   22
  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   22
PART IV...................................................................   22
  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                8-K.......................................................   22
SIGNATURES................................................................   23

                           FORWARD-LOOKING STATEMENTS

     This Report (including the annual report to shareholders (the "Annual Report") accompanying this Form 10-K) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report (including the Annual Report accompanying this Form 10-K), words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to difficulties associated with growth, the Company's dependence on major customers and limited operating history, technological change, competitive factors and pricing pressures, product development risks, changes in legal and regulatory requirements, general economic conditions and other factors described in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements reflect the current views of the Company's management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     INSpire Insurance Solutions, Inc. (the "Company") is a provider of policy and claims administration solutions to the property and casualty ("P&C") insurance industry, offering a comprehensive choice of outsourcing services and software and software services. The Company's outsourcing services, which generally are provided on a percentage of premiums or claims paid basis, include application of underwriting and rating criteria defined by the insurer, policy issuance, policyholder mailings, customer service, billing and collections, claims adjusting and processing, and information technology ("IT") services. The Company's software products include policy and claims administration systems, as well as systems that increase the productivity of insurers by automating certain functions, such as workflow management, underwriting rules and guidelines, document production and rating algorithms. These systems, which run on a variety of platforms including IBM AS/400, IBM RS/6000, Windows 3.1, Windows 95 and Windows NT, enable the Company's customers to conduct their policy and claims administration more efficiently. The Company's software services include installation, customization, conversion and maintenance of these systems to meet customer specifications.

     The Company was established in April 1995 as a wholly-owned subsidiary of The Millers Mutual Fire Insurance Company ("Millers Mutual"), an insurance company chartered in Texas in 1898. The Company was created to provide outsourcing services to other P&C insurers by capitalizing on Millers Mutual's success in developing, implementing and managing software systems for its internal use. As a result of the acquisition of Strategic Data Systems, Inc. ("SDS") in March 1997 (the "SDS Acquisition"), the Company also develops and markets software and software services to the P&C insurance industry. SDS offered software and software services to the P&C insurance industry for 16 years prior to its acquisition by the Company. The Company believes its services and products allow customers to focus on core competencies, reduce costs by converting their fixed costs of in-house information technology to variable costs and leverage the Company's investment in software systems and productivity tools.

     The Company's outsourcing revenues have continued to grow rapidly from its outsourcing services. These services typically generate recurring revenues due to the ongoing nature of the services provided and the long-term nature of the services contracts. Revenues from outsourcing services increased to $32.5 million in 1997 from $13.7 million in 1996. The Company recently formed a sales team, led by an industry veteran, that is dedicated solely to outsourcing activities. The Company believes the marketing efforts of this sales team will enhance the growth of its outsourcing business.

OVERVIEW OF THE PROPERTY AND CASUALTY INSURANCE INDUSTRY

     The P&C insurance industry provides financial protection for individuals, businesses and others against losses of property or losses by third parties for which the insured is liable. P&C insurers underwrite policies that cover various types of risk, which can generally be divided into personal lines of insurance covering individuals and commercial lines of insurance covering businesses. Personal lines generally include automobile insurance (physical damage and liability insurance) and homeowners' insurance. Commercial lines generally include workers' compensation, business, directors and officers liability, theft and medical malpractice insurance as well as insurance covering other commercial risks.

     The P&C insurance industry is highly competitive. Insurance companies compete primarily on the basis of price, consumer satisfaction and claims paying ability. According to A.M. Best Company ("A.M. Best"), as of December 31, 1996, there were approximately 2,400 P&C insurance companies in the United States generating approximately $260 billion in annual premium revenues, of which approximately 55% were written by the top 20 insurers. Based on statistics released by the Insurance Services Office, an industry advisory organization, premium revenues for the P&C insurance industry over the past several years have been increasing approximately 3% annually.

     According to a study published by A.M. Best, the 10 largest insured catastrophes have occurred since 1989, including Hurricane Andrew in 1992, the Northridge, California earthquake in 1994 and Hurricane Hugo in 1989. The Company believes that these catastrophes have caused insurers to decrease their exposure in areas prone to natural disasters. Much of the excess demand created by insurers leaving markets is being met by reinsurers and new market entrants that have not made significant infrastructure investments and do not desire to do so. The Company believes that its ability to deliver services priced as a percentage of premiums or claims paid should be attractive to these new entrants, as it will enable them to enter new markets without incurring substantial fixed infrastructure costs.

     According to the National Association of Independent Insurers, information systems expenses as a percentage of written premiums increased from 2.5% in 1992 to 3.3% in 1996. The Company believes that this increasing investment in information systems is indicative of the demand for automation in the P&C insurance industry. This demand promotes the sale of software and software services and represents an opportunity to provide outsourcing services for those insurers that do not wish to make increasing levels of capital expenditures.

NEED FOR INFORMATION MANAGEMENT AND WORK PROCESS AUTOMATION

     Technology is a critical element in an insurance company's ability to compete. Insurance companies use technology and information systems as management tools to compete more effectively by improving efficiency, managing costs and increasing customer satisfaction. A highly technical industry has evolved to meet the unique needs of P&C insurers to manage and process large amounts of policyholder data. The focus of insurers has recently shifted away from finding more efficient means of storing information toward more efficient ways of processing information.

     The Company provides a wide variety of services and products to manage and process policy and claims information more efficiently and allow its customers to focus on their core competencies, including (i) software and software services, (ii) policy administration services, (iii) claims administration services and (iv) IT services. The Company also provides both policy and claims administration outsourcing services to enable customers to operate as "virtual insurance companies" by allowing such customers to eliminate infrastructures necessary for such purposes. The Company believes there are significant opportunities to market its services and products for the following reasons:

     - Economies of Technology. The investment in information systems necessary for P&C insurers to remain competitive is often cost prohibitive, particularly for smaller companies, because of the specialized technical knowledge required to develop, install, operate and maintain sophisticated systems. The Company's services and products allow insurance companies to take advantage of economies of technology by leveraging the Company's investment in software systems and productivity tools.

     - Trend Toward Direct Sales. Many personal lines insurers are reducing costs by selling policies directly to policyholders rather than through independent agents. By selling directly to policyholders, insurance companies can reduce costs, which allows them to reduce premiums. This trend has created opportunities for the Company to market its services and products to insurers that sell directly to policyholders and those that continue to sell through independent agents. Automation of the policy and claims administration functions allows insurers selling directly to customers to provide services efficiently that were traditionally performed by agents. Automation also enables insurers that sell through agents to reduce administration costs to compete more effectively with insurers that sell directly to policyholders.

     - Year 2000 Issue. The Year 2000 issue manifests itself in a number of ways in the policy and claims administration area. The Year 2000 issue arose because, until recently, most software systems were not programmed to recognize correctly dates beyond December 31, 1999. The Company believes that many insurance companies may resolve the Year 2000 issue by either
       (i) purchasing new software systems or (ii) entirely outsourcing their policy and claims needs rather than incurring the cost of updating their old systems.

     - State Regulation. P&C insurers are subject to supervision and regulation on a state-by-state basis with respect to numerous aspects of their business. State insurance regulators closely regulate the product offerings, claims processes and premium structure of insurance companies. State regulators also require insurance companies to file annual and other reports relating to their financial condition. Policy and claims administration systems can facilitate compliance with numerous regulatory requirements by automating statutory reporting and other compliance tasks.

     - Customer Service. As policyholders demand faster, broader and better service, P&C insurers that provide superior customer service enjoy a competitive advantage. Dissatisfaction with policy or claims handling processes is frequently cited as a cause of policy nonrenewal. In addition, retaining an existing policyholder with good customer service is more cost effective for an insurance company than attracting a new policyholder away from a competitor. Automation and outsourcing can allow insurance companies to improve customer service while lowering fixed costs.

TREND TOWARD OUTSOURCING

     Since the late 1980s, many P&C insurers have sought to use third parties to provide certain functions or services that the insurers historically performed in-house. These companies seek to focus on their core competencies, reduce costs and avoid the significant investment associated with developing, installing, operating and maintaining information management and automation systems. The Company believes that insurance companies increasingly will conclude that policy and claims administration and regulatory compliance are too complicated, costly and administratively burdensome to be performed in-house. Other factors contributing to the outsourcing trend include the following:

     - Need for Flexibility. Many P&C insurers lack the ability to respond rapidly to changing market conditions. Outsourcing enables insurance companies to enter new markets quickly and cost-effectively to take advantage of favorable market conditions without incurring substantial fixed infrastructure costs.

     - Need to Diversify Risk. Many P&C insurers are overexposed to risks from natural catastrophes in certain markets. Because many states restrict the ability of insurers to cancel policies or exit particular lines of business, these insurers often cease writing new policies and outsource the administration of their remaining policies and claims ("stranded policies"). Alternatively, insurers may reduce their risk by reinsuring policies with other insurers that do not have a similar geographic concentration or by allowing other insurers to renew the stranded policies. As insurers leave markets, they create demand for outsourcing the policy and claims administration of the stranded policies.

     - Desire to Maximize Statutory Surplus. As most state regulations require insurance companies to maintain certain ratios of surplus to premiums, insurance companies that maximize surplus are able to write greater total premiums. Insurance companies cannot capitalize, for statutory-basis financial statement reporting purposes, most of the hardware and software they purchase or develop for policy and claims administration. As a result, an insurance company with a large investment in its policy and claims administration infrastructure generally will experience a lower statutory surplus than it would if it were to outsource its policy and claims administration.

     - Virtual Insurance Companies. Regulatory changes have permitted new companies that are not traditional insurance companies to enter the P&C insurance industry. Banks, credit unions and other financial services companies are beginning to underwrite P&C insurance. These new entrants often do not have policy and claims administration infrastructure or expertise in place and are natural candidates for outsourcing. The Company facilitates the creation of these "virtual insurance companies" by providing policy and claims administration and related back office administration to new entrants that desire to focus their resources on the core marketing, underwriting and financial aspects of the P&C insurance business.

THE INSPIRE STRATEGY

     The Company's objective is to become the leading provider of policy and claims administration solutions to the P&C insurance industry. The Company's strategy to achieve this objective involves the following elements:

     - Offer a Comprehensive Choice of Solutions. The Company offers an "a la carte" menu of services and products that is attractive to a wide variety of potential customers. This comprehensive and flexible approach enhances customer stability and increases opportunities for new sales by allowing the Company to sell multiple services and products to both existing and new customers.

     - Focus Sales Efforts. The Company believes that specialized sales teams dedicated to the Company's principal markets of outsourcing services and software and systems sales can most effectively relate to each type of customer. The Company's outsourcing marketing group concentrates on marketing the Company's claims administration, policy administration and IT services to established P&C insurance companies as well as new entrants in the P&C industry, such as banks, credit unions and other financial services companies. The Company's software and systems marketing group uses dedicated sales teams to focus on larger accounts (generally defined as insurance companies with annual premiums in excess of $250 million) as well as certain of the Company's outsourcing customers. The Company believes that this sales strategy allows the Company to capitalize on its ability to offer a comprehensive choice of solutions to a wide variety of customers.

     - Generate Recurring Revenues. The Company's services and products are structured to generate revenues based on events that occur in the normal course of a customer's business. Policy administration and IT services generate recurring revenues because the Company earns a percentage of each premium received by the insurance company. Claims administration services generate recurring revenues because the Company earns a percentage of either each claim paid or each premium received by the insurance company. Software licensing generates recurring revenues because most of the Company's customers enter into systems support, maintenance or enhancement agreements to purchase additional services and software enhancements throughout the life of their systems.

     - Penetrate New Markets. Prior to the SDS Acquisition, SDS traditionally marketed its software products and services to small to mid-size domestic insurance companies. Utilizing the combined resources of the merged companies, the Company intends to pursue sales opportunities with larger insurance companies both domestically and internationally. For example, the Company recently executed an agreement with Sul America Cia Nacional de Seguros ("Sul America"), the largest P&C insurance company in Brazil pursuant to which the Company will install and implement WPC (as hereinafter defined) and certain software productivity tools and customize WPC to Sul America's specifications.

     - Enhance Product Capabilities. Maintaining technological leadership is critical to remaining competitive in the Company's industry. The Company plans to enhance continuously its existing services and products and develop entirely new services and products to respond to constantly changing customer requirements.

     - Pursue Strategic Acquisitions. The Company intends to consider potential acquisition candidates that offer opportunities to increase market share and expand the Company's line of outsourcing services and software and software services.

SERVICES AND PRODUCTS

     The Company offers a range of services and products to address the policy and claims administration needs of the P&C insurance industry, with the capability to provide a complete turnkey solution to all of a customer's policy and claims administration needs. The Company installs, enhances and maintains a variety of policy and claims administration software systems and offers outsourcing of policy and claims administration.

     Outsourcing Services. The Company's outsourcing services include application of underwriting and rating criteria defined by the insurer, policy issuance, policyholder mailings, customer service, billing and collections, claims adjusting and processing, and IT services. The customer determines the extent to which it uses the Company's services. A team of Company and customer personnel work closely together to ensure the seamless integration of the customer's outsourced and in-house activities. The Company's outsourcing services include the following:

     - Policy Administration. Policy administration describes the suite of services the Company offers customers that are considering outsourcing their policy administration. The customer retains all of the financial risk and works with the Company to provide underwriting and rating guidelines. The Company typically is paid a percentage of premiums for policy administration services, which include the following:

        - Direct, agency and internet marketing support

        - Policy issuance and acceptance

        - Application of underwriting and rating criteria defined by the insurer

        - Customer service phone center for policyholders and agents

        - Accounting, billing and collections

        - Commission calculation and disbursement

        - Statutory reporting and regulatory compliance

        - Comprehensive management and service bureau reporting

     - Claims Administration. Claims administration describes the management of appraising, qualifying and settling P&C insurance claims. The Company maintains a staff of claims adjusters and examiners. The Company also uses independent claims adjusters. The Company reviews insurance coverage, performs a claim analysis and prepares a check for payment of the claim, if warranted. The Company typically is compensated on either a percentage of premiums or claims paid basis.

     - IT Outsourcing. IT outsourcing describes the services offered by the Company to assist customers in operating, maintaining and enhancing information systems. The Company migrates the customer's current system platform to the Company's processing platform, including the installation of all necessary hardware components, depending on the customer's needs. After such migration, the customer administers its policies and claims internally by utilizing the Company's systems and other software productivity tools. The Company typically is compensated on a percentage of premiums, subject to a minimum fee.

     Software Products. The Company sells information processing systems and software productivity tools that automate policy and claims administration. The information processing systems are designed to run on a variety of platforms, including IBM AS/400, IBM RS/6000, Windows 3.1, Windows 95 and Windows NT. The Company's software productivity tools add functionality and flexibility to base systems. These productivity modules can be sold in conjunction with the Company's base systems or as add-ons to other vendors' base systems.

     - Information Processing Systems

        - Policy and Claims Administration System. The Policy and Claims Administration System ("PCA") is an integrated system that offers policy and claims administration, billing and collections, financial administration, and management and statistical bureau reporting. PCA runs on the AS/400 and RS/6000 platforms. PCA was originally introduced in 1988 and the current version was introduced in 1995. The Company has completed 39 AS/400 installations and 8 RS/6000 installations of PCA.

        - Windows into Property and Casualty System. Functionally comparable to PCA, Windows into Property and Casualty System ("WPC") is an integrated system that performs functions from submission tracking to policy and claims administration to management and bureau reporting. WPC runs on a PC platform in a client/server environment and on most major PC network operating systems, including Novell Netware and Microsoft Windows NT. Since its introduction in 1992, the Company has installed 23 WPC systems.

        - ValueRate Policy Administration System. In October 1997, the Company entered into a five-year agreement with Cover-All Systems, Inc. ("Cover-All") to license Cover-All's commercial lines rating, policy issue and forms solutions for use in the Company's products and services. This system, called ValueRate, is a commercial lines policy administration system designed to automate policy processing and improve customer service. ValueRate's functionality includes rating new applications, policy issuance, mid-term changes, cancellations, reinstatements and renewals. ValueRate also prints multiple recipient copies of all relevant documentation for each of these transactions, including quote summaries, declarations pages and mandatory and optional manuscript forms. ValueRate may be customized to interface with any policy administration system, and the Company is currently working to interface it with PCA and WPC.

     - Software Productivity Tools

        - EmPower. EmPower is an automated workflow management system designed for the personal lines policy administration needs of P&C insurers. EmPower interfaces with PCA, other vendors' systems or insurers' proprietary systems to provide imaging and workflow management technology. EmPower automatically processes the flow of information in a paperless environment, substantially reducing manual activities through the integration of voice, data, image and text into one system. EmPower was introduced in 1996 and operates in a client/server environment using Microsoft Windows. The Company plans to enhance EmPower to support claims administration and commercial lines policy administration software.

        - Underwriting Expert System. The Underwriting Expert System ("UES") automates underwriting rules and guidelines to mirror a client's underwriting process. UES enhances consistency of review and streamlines customer service and operations departments by reducing the need for manual underwriting review. UES uses a relational database to store and report statistics concerning underwriting efficiency and results of the review process. UES operates in a client/server environment and interfaces with PCA and WPC, as well as most systems sold by other vendors or insurers' proprietary systems. UES was introduced in 1993.

        - Policy Set Production. Policy Set Production ("PSP") allows for laser quality printing of policy declarations, booklets, forms, endorsements, billing notices and letters. PSP manages the logistics of producing the appropriate documents necessary for each policyholder. Introduced in 1995, PSP operates in a client/server environment and interfaces with PCA and WPC, as well as most systems sold by other vendors or insurers' proprietary systems.

        - Visual Rater. Visual Rater is a productivity tool using object oriented programming technology that allows nontechnical users to create, build, test and maintain the rating components of insurance processing. Visual Rater's "point and click" rating construction and maintenance interface can be operated by persons who are not technical programmers. Instead, reusable rating components become simple icons used as building blocks to create rating algorithms. Visual Rater was introduced in 1995 and generally is sold with WPC.

     Software Services. The Company customizes all of its software products to meet customer specifications. The initial license fee paid to the Company gives the customer the right to use the software, but does not cover customization, conversion, enhancements or upgrades. The Company provides systems installation, customization, conversion and maintenance on a time-and-materials basis. Disaster recovery planning services and bureau reporting services are provided on either a fixed fee or time-and-materials basis. Future enhancements and upgrades to a system are provided for an annual fee equal to a percentage of the initial license fee. Installations of upgrades and enhancements are performed on a time-and-materials basis.

PRODUCT DEVELOPMENT

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. The Company's future success depends in part on its ability to enhance its existing services and products and develop new services and products to meet changing customer requirements. The Company's development efforts are focused on enhancement of existing services and products, expansion of operating system compatibility and development of new applications for emerging insurance markets. In addition, the Company has in the past acquired new services and products through the acquisition of complementary businesses and may do so in the future. Currently, major areas of development emphasis are
(i) the expansion of EmPower to include claims administration and commercial lines policy administration, (ii) integrating ValueRate into PCA and WPC, and
(iii) the expansion of software applications to address additional P&C insurance markets.

     Since inception, the Company has made substantial investments in enhancement and development of its services and products. Prior to being acquired by the Company, SDS incurred costs of approximately $2.9 million, $2.8 million and $3.7 million in 1996, 1995 and 1994, respectively, for research and development. The Company incurred costs of approximately $2.3 million in 1997 (which includes approximately $250,000 incurred by SDS from January 1, 1997 to March 11, 1997) for research and development, and the Company intends to devote substantial resources to research and development in the future. As of December 31, 1997, the Company had approximately 41 employees that performed product development and quality assurance, as well as participated in the initial installations of new products. There can be no assurance that the Company will be successful in developing and marketing new or enhanced services or products.

CUSTOMER SUPPORT AND OPERATIONS

     The Company's policy administration and IT outsourcing services are provided at the Company's service center in Fort Worth, Texas. The Company maintains a customer service phone center for policyholders and agents five days a week. The Company employs approximately 86 people in the service center.

     The Company provides claims administration outsourcing services at its service centers in Fort Worth, Texas; Laguna Hills, California; Troy, Michigan; and St. Petersburg, Florida. The Company employs approximately 126 people in its claims administration service centers.

     The Company provides software development, installation, maintenance and enhancement services at its facilities in Sheboygan, Wisconsin, and Columbia, South Carolina. The Company employs approximately 277 people who provide software support and maintains a customer help line five days a week.

SALES AND MARKETING

     The Company recently formed a sales team, led by an industry veteran, that is dedicated solely to outsourcing sales. This sales team is conducting strategic marketing to a target base of customers identified on the basis of detailed customer criteria developed by the Company's marketing personnel. The Company believes that this targeted marketing approach should increase its customer success rate and generate additional outsourcing services revenues.

     The Company also markets its outsourcing services through insurance brokers, industry consultants, managing general agents and reinsurers. Once an opportunity is identified by one of these sources and a request for proposal is received, the Company prepares and submits a comprehensive proposal directly to the prospective customer. The prospective customer is then invited to Fort Worth to tour the Company's service center and discuss the customer's requirements in detail. If the Company is selected to be the outsourcing service provider, a multi-year contract is negotiated and executed. While the outsourcing sales cycle varies from customer to customer, it typically ranges from three to twelve months.

     The Company's software and software services have traditionally been marketed through a direct sales force located in Sheboygan, Wisconsin and Columbia, South Carolina. To support its sales force of 12 people, the Company conducts marketing programs that include direct mail, trade shows, public relations, advertising and ongoing customer communication programs. The Company also maintains strategic relationships with industry consultants who frequently assist insurance companies in identifying vendors. While the software systems sales cycle varies from customer to customer, it typically ranges from six to twelve months.

     The Company believes that specialized sales teams dedicated to either outsourcing services or software and systems sales can most effectively relate to each type of customer. The Company concentrates on marketing the Company's claims administration, policy administration and IT services to established P&C insurance companies as well as new entrants in the P&C industry, such as banks, credit unions and other financial services companies. The Company's software and systems sales teams focus on larger accounts (generally defined as insurance companies with annual premiums in excess of $250 million) as well as certain of the Company's outsourcing customers.

COMPETITION

     The markets for policy and claims administration services and products are highly competitive. The Company competes in the following markets serving the P&C insurance industry: (i) outsourcing of policy administration, (ii) outsourcing of claims administration, (iii) outsourcing of IT services and (iv) software and software services.

     The policy administration and IT services outsourcing markets are dominated by a few large companies, including Policy Management Systems Corporation ("PMSC"). The Company competes for these outsourcing customers on the basis of customer service, performance, product features and price. The claims administration outsourcing market is highly fragmented, with competition from a large number of claims administration companies of varying size as well as independent contractors. Competition in the claims administration market is principally price driven. Two of the larger competitors in this market are Lindsey Morden Claim Services Inc. and Crawford & Company, Inc. The Company competes for software customers on the basis of customer service, performance, product features, ability to tailor products and services to specific customer requirements, timely delivery and price. Competitors include PMSC, Computer Sciences Corporation, The Freedom Group, Inc. and The Wheatley Group, Ltd.

     The Company believes, however, that its most significant competition for outsourcing services and software sales comes from policy and claims administration and information systems development performed in-house by insurance companies. Insurers that fulfill some or all of their policy and claims administration needs in-house typically have made a significant investment in their information processing systems and may be less likely to utilize the Company's services. In addition, insurance company personnel have a vested interest in maintaining these responsibilities in-house.

     Many of the Company's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion and sale of their services or products than the Company and respond more quickly to emerging technologies and changes in customer requirements. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their services and products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressure faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

CUSTOMERS

     The Company currently provides claims administration outsourcing services to insurance companies, reinsurers and managing general agents. The Company has three claims administration customers, Millers Mutual and its subsidiary, The Millers Casualty Insurance Company ("Millers Casualty," and collectively with Millers Mutual, the "Millers Group"), Clarendon National Insurance Company ("Clarendon"), and Interco., Inc. ("Interco"). The Company provides services to Clarendon through contracts with various subsidiaries of E.W. Blanch Holdings Company, Inc. ("Blanch"), each of which is a managing general agent of Clarendon. Pursuant to a contract with HOW Insurance Company, Home Warranty Corporation and Home Owners Warranty Corporation (collectively, "HOW"), the Company provides services to Interco, which administers such contract on behalf of the State Corporation Commission of the Commonwealth of Virginia (the "Virginia Commission"), which is a receiver of and acts on behalf of HOW. The Company has two significant policy administration outsourcing customers, Clarendon (through Blanch) and Millers Casualty. The Company has entered into two new contracts to provide both policy administration services and claims administration services to two new customers, and the Company believes that it will begin performing such services in the second quarter of 1998. The Company currently provides IT services to two customers, including the Millers Group.

     Prior to its acquisition by the Company, SDS historically provided its software and software services to P&C insurance companies with premium revenues of less than $250 million. The Company intends to pursue sales opportunities with larger insurance companies in the future. The Company currently has approximately 100 software and software services customers, including Employers Reinsurance Corporation, Zurich National Insurance Company, Providence Washington Insurance Company, Firemen's Fund Insurance Company, Old Guard Group, Inc., Colorado Farm Insurance Company, Society Insurance Company, Rockford Mutual Insurance Company, Nationwide Mutual Insurance Co.-Western Direct Operations, Country Companies, Atlantic Mutual Insurance Co. and Arbella Mutual Insurance Co.

     The Millers Group, Clarendon and Interco accounted for approximately 68%, 8% and 21%, respectively, of the Company's historical revenues in 1996. The Millers Group, Clarendon and Interco accounted for approximately 32%, 16% and 7%, respectively, of the Company's historical revenues in 1997. Any loss of or material decrease in the business from any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of March 1, 1998, the Company had 603 full-time employees, of whom 20 were employed in sales and marketing functions, 50 in finance and administration, 41 in research and development, 215 in outsourcing operations and 277 in software and software services functions. The Company's employees are not represented by any collective bargaining organization and none of its employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good. The Company regularly seeks to identify skilled software engineers and other potential employee candidates and experiences intense competition for personnel in the software industry. The Company believes that its ability to recruit and retain highly skilled technical, sales and marketing and management personnel will be critical to the Company's future success. There can be no assurance that the Company will be able to hire a sufficient number of employees with the skills necessary to enable the Company to attain its objective of becoming the leading provider of policy and claims administration solutions to the P&C insurance industry.

INTELLECTUAL PROPERTY

     The Company licenses its software systems to customers under nonexclusive and nontransferable license agreements, which generally provide for a paid-up license fee or a license fee payable in installments. The initial license fee grants the customer the right to use the version of the software system existing at the time the license is granted and does not cover upgrades or enhancements.

     The Company relies on contract rights and copyright and other intellectual property laws to protect its products, including software source code, as trade secrets and confidential proprietary information. The Company's agreements with its customers and prospective customers prohibit disclosure of the Company's trade secrets and proprietary information to third parties without the consent of the Company and generally restrict the use of the Company's products to the customers' operations. The Company also informs its employees of the proprietary nature of its products and typically obtains from them agreements not to disclose trade secrets and proprietary information. Notwithstanding these restrictions, there can be no assurance that competitors of the Company could not obtain unauthorized access to the Company's software source code and other trade secrets and proprietary information. The Company owns common law trademarks, copyrights and service marks that it uses in connection with its business, none of which are registered.

     The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. There can be no assurance, however, that third parties will not assert technology infringement claims against the Company in the future. The litigation of such claims may involve significant expense and management time. In addition, if any such claim were successful, the Company could be required to pay monetary damages, refrain from distributing or using the alleged infringing product, or obtain a license from the party asserting the claim, which could be unavailable on commercially reasonable terms. The absence of federal or state registrations for its intellectual property could be detrimental to the Company in any infringement litigation or other disputes regarding intellectual property.

SDS ACQUISITION

     On March 12, 1997, the Company acquired all of the capital stock of Strategic Data Systems, Inc., a Wisconsin corporation, for $18.0 million in cash. Of this amount, $2.5 million remains in escrow to secure certain indemnification obligations of the former SDS shareholders. The SDS Acquisition was financed with a $7.5 million loan from NationsBank of Texas, N.A. ("NationsBank") and a capital contribution of $10.5 million from Millers Mutual. The Company repaid the loan from NationsBank in September 1997 with a portion of its net proceeds from the Company's initial public offering. SDS was merged into the Company in July 1997.

     SDS began operations in 1981 as a provider of software and software services to the P&C insurance industry. SDS's revenues and net income were $23.7 million and $698,000, respectively, in 1996 and $5.4 million and $231,000, respectively, for the period from January 1, 1997 through March 11, 1997. SDS's founder and Chief Executive Officer, Stuart H. Warrington, and its President, Robert K. Agazzi, became executive officers of the Company.

     The software acquired by the Company through the SDS Acquisition includes policy and claims administration systems, as well as software that increases the productivity of insurers by automating functions such as workflow management, underwriting rules and guidelines, document production and rating algorithms. Through the SDS Acquisition, the Company gained the ability to provide additional software services, including installation, customization, conversion and maintenance of the SDS systems to meet customer specifications.

     Prior to the SDS Acquisition, the Company's operations were focused solely on providing outsourcing services to the P&C insurance industry. Millers Mutual has utilized SDS software since 1993. The SDS Acquisition allows the Company to offer a comprehensive choice of solutions, including software systems and services, to satisfy the needs of customers that choose to retain some or all of their processing capabilities in-house. These software systems and services also enhance the quality of the Company's outsourcing services. The Company believes that utilization of the experienced sales and marketing personnel of SDS and access to the SDS customer base will facilitate cross-selling opportunities and expansion of the Company's outsourcing services.

RECENT EVENTS

     On March 6, 1998, the Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") to register shares of its common stock, par value $.01 per share (the "Common Stock"), and shares of Series A Junior Preferred Stock Purchase Rights, which shall be issued along with such shares of Common Stock. Both the Company and Millers Mutual anticipate selling shares of Common Stock in such offering. Neither the Company nor Millers Mutual will sell any of the shares of Common Stock subject to the Registration Statement until the Registration Statement has been declared effective by the Commission. As of March 24, 1998, the Registration Statement had not been declared effective by the Commission. There can be no assurance that the Registration Statement will be declared effective by the Commission, and, if the Registration Statement is declared effective, there can be no assurance that the over-allotment option will be exercised in full by the underwriters.

ITEM 2. PROPERTIES.

     The following table sets forth certain information with respect to the principal facilities used in the Company's operations, all of which are leased:

                                                                CURRENT
                                                                MONTHLY     APPROXIMATE        LEASE
          LOCATION                        FUNCTION             LEASE RATE     SQ. FT.     EXPIRATION DATE
          --------                        --------             ----------   -----------   ---------------
Fort Worth, Texas(1).........  Headquarters and policy and
                                 claims administration          $25,400       57,000      Monthly
Sheboygan, Wisconsin.........  Software and software services    20,700       28,100      February 2007
Columbia, South Carolina.....  Software and software services    25,600       29,400      August 2002
Sheboygan, Wisconsin.........  Software and software services     5,400        6,500      February 2002
Laguna Hills, California.....  Claims administration              4,600        3,200      October 1998
St. Petersburg, Florida(2)...  Claims administration              3,200        2,500      December 1999
Troy, Michigan...............  Claims administration              1,900        1,600      May 2000

---------------

(1) The Company anticipates entering into a new ten-year lease for approximately 96,000 square feet at this location effective on or about May 1, 1998.

(2) The Company anticipates subletting this location and relocating to an 8,000 square foot facility on or about May 1, 1998.

     The aggregate monthly lease rate for the properties listed above is $86,800. The Company also leases approximately 5,600 square feet in Westborough, Massachusetts at $6,000 per month under a lease expiring in December 1998, which the Company subleases to a subtenant at substantially the same monthly lease rate under a sublease expiring in December 1998.

     The Company believes that, subject to the contemplated expansions of facilities noted above, its existing facilities are adequate to meet the Company's requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     In February 1997, the Philadelphia Contributionship for the Insurance of Houses from Loss by Fire ("PCIHLF") filed a lawsuit (Civil Action No. 97-CV-1262) against SDS in the United States District Court for the Eastern District of Pennsylvania. The suit alleges that the PCA, PSP and UES systems that SDS sold to PCIHLF in 1995 did not meet PCIHLF's specifications. PCIHLF claims damages in excess of $1.3 million. The Company and the former SDS shareholders placed $1.5 million of the SDS purchase price in an escrow account in respect of this claim. The Company has no recourse against the former SDS shareholders to the extent that the aggregate of any judgment, settlement and expenses exceeds the amount of the escrowed funds. SDS filed a counterclaim against PCIHLF for $550,000 for amounts due under its agreements with PCIHLF. There can be no assurance with respect to the outcome of this lawsuit.

     The Company is not a party to any other legal proceedings that the Company believes could have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Common Stock is listed on the Nasdaq National Market under the trading symbol NSPR. The following table sets forth the high and low closing sales price as reported by the Nasdaq National Market for the Common Stock for the periods indicated. On August 22, 1997, the Company completed an initial public offering of the Common Stock at an initial price to public of $12.00 per share.

                       QUARTER ENDED                           HIGH        LOW
                       -------------                          -------    -------
September 30, 1997..........................................  $18.750    $16.625
December 31, 1997...........................................  $20.875    $17.250

     As of March 2, 1998, there were approximately 13 record holders and 2,800 beneficial holders of the Common Stock.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on the Common Stock. The Company intends to retain any future earnings to fund growth and does not anticipate paying any cash dividends in the foreseeable future. Under the terms of a bank credit facility with NationsBank (the "NationsBank Facility"), the Company cannot declare or pay any dividends or return any capital to its shareholders or authorize or make any other distribution, payment or delivery of property or cash to its shareholders as such without the prior written consent of NationsBank.

RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 1997, the Company issued and sold the following unregistered securities:

          (1) The Company declared and paid a stock dividend of 64,900 shares of Common Stock in March 1997. The Company also declared and paid a stock dividend of 6,935,000 shares of Common Stock in June 1997. These issuances were not a "sale" under the Securities Act.

          (2) From March 12, 1997 through May 2, 1997, the Company granted nonstatutory options to purchase an aggregate of 840,248 shares of Common Stock to employees and officers of the Company under its 1997 Stock Option Plan at an exercise price of $1.30 per share. These options vest over a period of time following their respective dates of grant. These issuances were exempt from registration under Section 4(2) of, and Rule 701 promulgated under, the Securities Act.

          (3) On August 22, 1997, the Company granted options to purchase an aggregate of 1,178,128 shares of Common Stock to employees and officers of the Company under its Amended and Restated 1997 Stock Option Plan at an exercise price of $12.00 per share, and the Company granted options to purchase an aggregate of 7,500 shares of Common Stock to the Directors of the Company under its 1997 Director Stock Option Plan. These options vest over a period of time following their date of grant. These issuances were exempt from registration under Section 4(2) of, and Rule 701 promulgated under, the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data of the Company presented below as of December 31, 1997, 1996 and 1995, and for the years ended December 31, 1997 and 1996 and the period April 28, 1995 through December 31, 1995 have been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                                                        PERIOD
                                                                                    APRIL 28, 1995
                                                          YEAR ENDED DECEMBER 31,      THROUGH
                                                          -----------------------    DECEMBER 31,
                                                           1997(1)        1996         1995(2)
                                                          ----------   ----------   --------------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Outsourcing services..................................  $   32,458   $   13,653     $    3,907
  Software and software services........................      21,101           --             --
  Other.................................................       3,010           --             --
                                                          ----------   ----------     ----------
          Total revenues................................      56,569       13,653          3,907
                                                          ----------   ----------     ----------
Expenses:
  Cost of outsourcing services..........................      20,798       10,543          4,885
  Cost of software and software services................      10,681           --             --
  Cost of other revenues................................       2,413           --             --
  Selling, general and administrative...................       8,714           --             --
  Research and development..............................       1,190           --             --
  Depreciation and amortization.........................       4,001          787             33
  Purchased research and development....................       3,000           --             --
  Deferred compensation.................................       3,949           --             --
  Management fees to shareholder........................       1,290        3,100            600
                                                          ----------   ----------     ----------
          Total expenses................................      56,036       14,430          5,518
                                                          ----------   ----------     ----------
Operating income (loss).................................         533         (777)        (1,611)
Other income (expense)..................................       1,984           (2)            --
                                                          ----------   ----------     ----------
Income (loss) before income tax.........................       2,517         (779)        (1,611)
Income tax benefit (expense)............................        (801)         264            349
                                                          ----------   ----------     ----------
Net income (loss).......................................  $    1,716   $     (515)    $   (1,262)
                                                          ==========   ==========     ==========
Net income (loss) per share (basic).....................  $     0.21   $    (0.07)    $    (0.18)
                                                          ==========   ==========     ==========
Net income (loss) per share (diluted)...................  $     0.20   $    (0.07)    $    (0.16)
                                                          ==========   ==========     ==========
Weighted average shares (basic).........................   8,137,370    7,000,000      7,000,000
Weighted average shares (diluted).......................   8,782,497    7,749,221      7,749,221

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $28,039    $   363    $    22
Working capital.............................................   30,375     (2,550)    (1,072)
Total assets................................................   65,471      5,232      2,817
Current portion of long-term debt...........................      610      2,500         --
Due to shareholder..........................................       --        996      1,569
Long-term debt, excluding current portion...................      373         --         --
Shareholders' equity........................................   48,766        606      1,121

---------------

(1) Represents $3.0 million of purchased research and development expenses relating to the SDS Acquisition and $3.9 million of deferred compensation expense relating to the grant of stock options to executive officers and $1.6 million of other income attributable to the gain on sale of Applied Quoting Systems, Inc. ("AQS"), a wholly-owned subsidiary of the Company. Excluding the effect of such one-time items, historical operating expenses, operating income and net income would have been $49.1 million, $7.5 million and $5.1 million, respectively, and historical net income per share (basic) would have been $0.63 and historical net income per share (diluted) would have been $0.58.

(2) The Company was incorporated April 28, 1995 and commenced operations July 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company's revenues are derived principally from (i) outsourcing services and (ii) software and software services. Revenues from outsourcing services are derived from policy administration services, claims administration services and IT services. Revenues from software and software services are derived from contracts that grant customers a license to use the Company's software products and contracts that provide for installation, customization, enhancement, conversion and maintenance services. Other revenues principally represent hardware sold in connection with software installations.

     Revenues from outsourcing services are recognized as services are rendered. The Company is typically paid a percentage of premiums for policy administration services, a percentage of premiums or claims paid for claims administration services and a percentage of premiums subject to a minimum fee for IT services. Outsourcing services contracts generally are for terms of two to five years. Due to the ongoing nature of these services and the length of the terms of the service contracts, outsourcing services generate recurring revenues. Initial installations of software systems generally include a one-time license fee and a contract for the installation and customization of the system to meet the customer's specifications, which the Company bills at an hourly rate. Amounts charged for the initial license and the installation and customization of systems are recognized as revenue during the installation period in proportion to the hours expended for installation compared to the total hours projected for installation. In other instances, revenues are recognized based on performance milestones specified in the contract. The Company recognizes the annual fee charged for maintenance of the customer's system as revenue as hours are expended over the maintenance contract period. Revenues from computer hardware and equipment sales, included in other revenues, are recognized when the Company receives notification that the equipment has been shipped by the manufacturer and title has passed to the customer. Changes in estimates of percentage of completion or losses, if any, associated with outsourcing or software services are recognized in the period in which they are determined. Unearned revenues consist of billings to customers in advance of revenues recognized on such services. Unbilled receivables consist of revenues recognized in advance of billings due to timing differences related to billing schedules specified in contracts.

     The Company incurs research and development costs that relate primarily to the development of new products and major enhancements to existing services and products. Research and development costs are comprised primarily of salaries. The Company expenses or capitalizes, as appropriate, these research and development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All research and development costs incurred prior to the time management believes a project has reached "technological feasibility" are expensed. Software production costs incurred subsequent to reaching technological feasibility are capitalized, if material, and reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized over the expected service life of the related software, generally five to seven years, using the straight-line method. The cost and related accumulated amortization of projects are written off as they become fully amortized.

     Prior to the Company's initial public offering, Millers Mutual, the Company and the other subsidiaries of Millers Mutual were parties to a Consolidated Federal Income Tax Allocation Agreement, effective as of January 1, 1994 (as amended, the "Tax Allocation Agreement"). Under the Tax Allocation Agreement, Millers Mutual was required to pay the Company an amount equal to any decrease in the income taxes otherwise payable by the Millers Mutual consolidated tax group attributable to any net losses of the Company. Conversely, the Tax Allocation Agreement required the Company to pay to Millers Mutual the amount of any income taxes that the Company would have paid if it had not been included in the Millers Mutual consolidated tax group. Effective August 23, 1997, the Tax Allocation Agreement was terminated as it applied to the Company. The agreement to terminate the Company's participation in the Tax Allocation Agreement provides that the Company will indemnify the other members of the Millers Mutual consolidated tax group for any of the group's income taxes and related expenses attributable to the Company, and Millers Mutual will indemnify the Company for any income taxes and related expenses attributable to any members of the consolidated tax group other than the Company.

RECENT DEVELOPMENTS

     Purchase of SDS. On March 12, 1997 the Company acquired SDS for $18.0 million. The results of operations of SDS since March 12, 1997 are included in the results of operations of the Company.

     Sale of Subsidiary. On September 15, 1997, the Company sold AQS for $2.5 million to Samuel J. Fleager, the former principal shareholder of AQS. The sale resulted in a gain of $1.6 million, which is included in other income in the Company's consolidated statements of operations for the year ended December 31, 1997. AQS sells the Applied Quoting Systems Module ("AQSM"), a DOS-based commercial lines policy administration system. AQSM automates commercial policy rating, issuance, renewals and mid-term policy changes. AQS total revenues were $3.4 million for the period January 1, 1997 through September 15, 1997 and $4.1 million for the year ended December 31, 1996. On October 29, 1997, the Company entered into a five-year agreement with Cover-All to license Cover-All's commercial lines rating, policy issue and forms solutions for use in the Company's software products and services offerings. The Company calls this new product "ValueRate" and is currently integrating it with PCA and WPC.

RESULTS OF OPERATIONS

     The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                                       PERIOD
                                                                YEAR ENDED         APRIL 28, 1995
                                                               DECEMBER 31,           THROUGH
                                                             ----------------       DECEMBER 31,
                                                             1997       1996          1995(1)
                                                             -----      -----      --------------
Revenues:
  Outsourcing services.....................................   57.4%     100.0%         100.0%
  Software and software services...........................   37.3         --             --
  Other....................................................    5.3         --             --
                                                             -----      -----          -----
          Total revenues...................................  100.0      100.0          100.0
                                                             -----      -----          -----
Expenses:
  Cost of outsourcing services.............................   36.8       77.2          125.0
  Cost of software and software services...................   18.9         --             --
  Cost of other revenues...................................    4.3         --             --
  Selling, general and administrative......................   15.4         --             --
  Research and development.................................    2.1         --             --
  Depreciation and amortization............................    7.0        5.8            0.8
  Purchased research and development.......................    5.3         --             --
  Deferred compensation....................................    7.0         --             --
  Management fees to shareholder...........................    2.3       22.7           15.4
                                                             -----      -----          -----
          Total expenses...................................   99.1      105.7          141.2
                                                             -----      -----          -----
Operating income (loss)....................................    0.9       (5.7)         (41.2)
Other income (expense).....................................    3.5         --             --
                                                             -----      -----          -----
Income (loss) before income tax............................    4.4       (5.7)         (41.2)
Income tax benefit (expense)...............................   (1.4)       1.9            8.9
                                                             -----      -----          -----
Net income (loss)..........................................    3.0%      (3.8)%        (32.3)%
                                                             =====      =====          =====

---------------

(1) The Company was incorporated April 28, 1995 and commenced operations July 1, 1995.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996 ON A HISTORICAL BASIS

     Revenues. The Company's total revenues were $56.6 million for the year ended December 31, 1997 compared to $13.7 million for the year ended December 31, 1996, an increase of $42.9 million or 313%. This increase is attributable primarily to (i) the SDS Acquisition and (ii) revenues from three significant outsourcing contracts entered into in mid-1996 under which the Company performed outsourcing services during all of 1997. These three contracts included a claims administration agreement with HOW and a policy administration agreement and a claims administration agreement with Blanch whereby services are provided to Clarendon. See "Business -- Customers."

     Cost of Revenues. Total cost of revenues was $33.9 million for the year ended December 31, 1997 compared to $10.5 million for the year ended December 31, 1996, an increase of $23.4 million or 223%, primarily as a result of (i) the SDS Acquisition and (ii) the costs associated with the performance of services under the three significant outsourcing contracts described above. Cost of revenues as a percentage of total revenues decreased to 60% for the year ended December 31, 1997 from 77% for the year ended December 31, 1996. This decrease was primarily a result of economies of scale associated with spreading certain fixed costs over a larger revenue base and lower personnel and equipment costs as a percentage of revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, including management fees paid to shareholder, were $10.0 million for the year ended December 31, 1997 compared to $3.1 million for the year ended December 31, 1996, an increase of $6.9 million or 223%. This increase was primarily due to (i) the SDS Acquisition and (ii) additional staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth. Selling, general and administrative expenses as a percentage of total revenues decreased to 18% for the year ended December 31, 1997 from 23% for the year ended December 31, 1996. This decrease was primarily a result of economies of scale associated with spreading certain fixed costs over a larger revenue base and lower personnel and equipment costs as a percentage of revenues.

     Research and Development. Research and development expense was $1.2 million for the year ended December 31, 1997, net of capitalized research and development costs of $819,000. This expense was comprised primarily of personnel, equipment and occupancy costs related to software development. Prior to the SDS Acquisition, the Company did not incur any significant research and development expenses.

     Depreciation and Amortization. Depreciation and amortization expense was $4.0 million for the year ended December 31, 1997 compared to $787,000 for the year ended December 31, 1996, an increase of $3.2 million or 408%. This increase is primarily attributable to (i) Millers Mutual's capital contribution of approximately $1.3 million in depreciable property and equipment to the Company in January 1997 and (ii) amortization of goodwill recorded in connection with the SDS Acquisition.

     Nonrecurring Expenses. In the purchase price allocation of the SDS Acquisition, $3.0 million was assigned to in-process research and development. This amount was charged to operations in March 1997. In addition, $3.9 million was charged to operations as deferred compensation associated with stock options granted to executive officers during 1997.

     Other Income. Other income for the year ended December 31, 1997 includes a $1.6 million gain on the sale of AQS. Interest income, attributable primarily to short-term investments purchased with unused proceeds from the Company's initial public offering, was $681,000 for the year ended December 31, 1997. During 1996 the Company did not have investments that earned interest income. Interest expense, attributable primarily to the NationsBank Facility, was approximately $348,000 for the year ended December 31, 1997. The Company did not have any interest-bearing debt during 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 AND THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1995 ON A HISTORICAL BASIS

     Revenues. The Company's total revenues were $13.7 million for the year ended December 31, 1996 compared to $3.9 million for the period from inception through December 31, 1995, an increase of $9.8 million or 251%. This increase is attributable primarily to (i) the Company conducting twelve months of operations in 1996 compared to approximately six months in 1995 and (ii) revenues from the three significant outsourcing contracts entered into during 1996 under which the Company performed significantly more outsourcing services. These three contracts included a claims administration agreement with HOW and a policy administration agreement and a claims administration agreement with Blanch whereby services are provided to Clarendon.

     Cost of Revenues. Cost of revenues was $10.5 million for the year ended December 31, 1996 compared to $4.9 million for the period from inception through December 31, 1995, an increase of $5.6 million or 114%. This increase is attributable primarily to (i) the Company conducting twelve months of operations in 1996 compared to approximately six months in 1995 and (ii) personnel and other costs associated with the three significant outsourcing contracts described above. Cost of revenues as a percentage of total revenues decreased from 126% for the period from inception through December 31, 1995 to 77% for the year ended December 31, 1996. This decrease was primarily a result of economies of scale associated with spreading certain fixed costs over a larger revenue base and lower personnel costs as a percentage of revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.1 million for the year ended December 31, 1996 compared to $600,000 for the period from inception through December 31, 1995, an increase of $2.5 million or 417%. This increase is attributable primarily to the Company conducting twelve months of operations in 1996 compared to approximately six months in 1995.

     Depreciation and Amortization. Depreciation and amortization expense was $787,000 for the year ended December 31, 1996 compared to $33,000 for the period from inception through December 31, 1995, an increase of $754,000 or 2,285%. This increase is primarily attributable to Miller Mutual's capital contribution of approximately $2.4 million in depreciable property and equipment during the last six months of 1995 and the purchase of approximately $1.8 million in depreciable property and equipment during 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company funded its operations through cash generated from operations, as well as borrowings and capital contributions from Millers Mutual. In August 1997, the Company completed its initial public offering. Net cash provided by (used in) operating activities was $4.5 million for the year ended December 31, 1997 compared to ($459,000) for the year ended December 31, 1996. In 1997, cash flow used in operating activities included an increase in accounts receivable of approximately $5.7 million and a decrease in deferred income taxes of approximately $2.4 million, which was offset by depreciation and amortization expense of approximately $4.0 million, purchased research and development expense of $3.0 million and deferred compensation expense of $4.0 million and an increase in income taxes payable of $2.8 million. Net cash used in investing activities was $19.1 million for the year ended December 31, 1997, primarily attributable to the SDS Acquisition, compared to $1.7 million for the year ended December 31, 1996. Net cash provided by financing activities was $42.3 million for the year ended December 31, 1997, primarily due to the Company's initial public offering, compared to $2.5 million for the year ended December 31, 1996.

     The Company entered into the NationsBank Facility on March 12, 1997, pursuant to which the Company borrowed $5.0 million under a term credit facility and $2.5 million under a $4.0 million revolving credit facility, subject to a borrowing base formula, to finance in part the SDS Acquisition. Although the Company used a portion of the net proceeds of the Company's initial public offering to repay these amounts, the Company intends to keep the revolving credit facility in place for future borrowings. The Company must pay a commitment fee of 0.25% per annum on the average daily unused portion of the revolving credit facility. In addition, the NationsBank Facility contains certain restrictive covenants that require the Company to meet certain requirements, such as maintaining a minimum net worth, and that, without the prior written consent of NationsBank, prohibit the Company from incurring indebtedness other than pursuant to the NationsBank Facility or declaring or paying dividends or other distributions. The revolving credit facility matures on March 12, 1999. Borrowings under the NationsBank Facility are secured by all accounts receivable, inventory, equipment, servicing contract rights, and other personal property of the Company. At December 31, 1997, there were no outstanding borrowings under the NationsBank Facility, and the Company is currently in compliance with its covenants under the NationsBank Facility.

     The Company believes that cash generated from operations and its net proceeds from the offering of Common Stock anticipated to close during the second quarter of 1998 will satisfy the Company's anticipated working capital requirements for at least one year. See "Business -- Recent Events." The Company, however, may require substantial additional funds for potential acquisitions and expansion. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. The Company has no present commitments or understandings with respect to any such transaction. The Company, however, may acquire businesses, products or technologies in the future.

YEAR 2000 ISSUES

     The Company believes that the computer equipment and software used and sold by the Company will function properly with respect to dates in the Year 2000 and thereafter. The Company is in the process of communicating with its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and the extent to which any products purchased by or from such entities are vulnerable to Year 2000 issues. The Company presently believes that the Year 2000 issues will not require the Company to incur any material costs or pose significant operational problems for the Company directly or as a result of any Year 2000 issues of suppliers or customers. The Company believes that Year 2000 issues of its customers or potential customers provide opportunities to the Company to market its products and services as a solution to such Year 2000 issues.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes the adoption of SOP 97-2 statement will not have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements of the Company appear at pages F-1 to F-19.

QUARTERLY RESULTS OF OPERATIONS ON A HISTORICAL BASIS

     The following table sets forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 1997 and 1996. This information is derived from unaudited financial statements that include, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the financial statements of the Company and notes thereto included elsewhere in this annual report on Form 10-K.

                                                    THREE MONTHS ENDED
                         -------------------------------------------------------------------------
                         DECEMBER 31,   SEPTEMBER 30,     JUNE 30,      MARCH 31,     DECEMBER 31,
                             1997           1997            1997         1997(1)          1996
                         ------------   -------------    ----------    -----------    ------------
                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
 Outsourcing
   services............  $     9,885     $    8,178      $    7,658    $    6,737      $    4,478
 Software and software
   services............        6,830          6,710           6,482         1,079              --
 Other.................        1,413            294             928           375              --
                         -----------     ----------      ----------    ----------      ----------
       Total revenues..       18,128         15,182          15,068         8,191           4,478
                         -----------     ----------      ----------    ----------      ----------
Expenses:
 Cost of outsourcing
   services............        5,634          5,066           5,207         4,891           3,383
 Cost of software and
   software services...        3,471          4,288           2,182           740              --
 Cost of other
   revenues............        1,376            341             514           182              --
 Selling, general and
   administrative......        3,106          2,180           3,169           259              --
 Research and
   development.........          299            211             554           126              --
 Depreciation and
   amortization........        1,184          1,122           1,160           535             227
 Purchased research and
   development.........           --             --              --         3,000(2)           --
 Deferred
   compensation........           --             --             884(3)      3,065(3)           --
 Management fees to
   shareholder.........           45             45             574           626           1,300
                         -----------     ----------      ----------    ----------      ----------
       Total expenses..       15,115         13,253          14,244        13,424           4,910
                         -----------     ----------      ----------    ----------      ----------
Operating income
 (loss)................        3,013          1,929             824        (5,233)           (432)
Other income
 (expense).............          412          1,731(4)         (108)          (51)             (2)
                         -----------     ----------      ----------    ----------      ----------
Income (loss) before
 income tax............        3,425          3,660             716        (5,284)           (434)
Income tax benefit
 (expense).............       (1,309)        (1,204)            (77)        1,789             137
                         -----------     ----------      ----------    ----------      ----------
Net income (loss)......  $     2,116     $    2,456      $      639    $   (3,495)     $     (297)
                         ===========     ==========      ==========    ==========      ==========
Net income (loss) per
 share (basic).........  $      0.21     $     0.29      $     0.09    $    (0.50)     $    (0.04)
                         ===========     ==========      ==========    ==========      ==========
Net income (loss) per
 share (diluted).......  $      0.19     $     0.27      $     0.08    $    (0.45)     $    (0.04)
                         ===========     ==========      ==========    ==========      ==========
Weighted average shares
 (basic)...............   10,191,250      8,332,000       7,000,000     7,000,000       7,000,000
Weighted average shares
 (diluted).............   11,381,670      9,260,668       7,749,221     7,749,221       7,749,221

                                   THREE MONTHS ENDED
                         ---------------------------------------
                         SEPTEMBER 30,    JUNE 30,    MARCH 31,
                             1996           1996         1996
                         -------------   ----------   ----------
                            (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
 Outsourcing
   services............   $    3,837     $    3,030   $    2,308
 Software and software
   services............           --             --           --
 Other.................           --             --           --
                          ----------     ----------   ----------
       Total revenues..        3,837          3,030        2,308
                          ----------     ----------   ----------
Expenses:
 Cost of outsourcing
   services............        2,958          2,325        1,877
 Cost of software and
   software services...           --             --           --
 Cost of other
   revenues............           --             --           --
 Selling, general and
   administrative......           --             --           --
 Research and
   development.........           --             --           --
 Depreciation and
   amortization........          210            177          173
 Purchased research and
   development.........           --             --           --
 Deferred
   compensation........           --             --           --
 Management fees to
   shareholder.........          600            600          600
                          ----------     ----------   ----------
       Total expenses..        3,768          3,102        2,650
                          ----------     ----------   ----------
Operating income
 (loss)................           69            (72)        (342)
Other income
 (expense).............           --             --           --
                          ----------     ----------   ----------
Income (loss) before
 income tax............           69            (72)        (342)
Income tax benefit
 (expense).............          (14)            70           71
                          ----------     ----------   ----------
Net income (loss)......   $       55     $       (2)  $     (271)
                          ==========     ==========   ==========
Net income (loss) per
 share (basic).........   $     0.01     $       --   $    (0.04)
                          ==========     ==========   ==========
Net income (loss) per
 share (diluted).......   $     0.01     $       --   $    (0.03)
                          ==========     ==========   ==========
Weighted average shares
 (basic)...............    7,000,000      7,000,000    7,000,000
Weighted average shares
 (diluted).............    7,749,221      7,749,221    7,749,221

---------------

(1)  The Company acquired SDS on March 12, 1997.

(2) Represents $3.0 million of purchased research and development expenses relating to the SDS Acquisition.

(3) Represents $3.9 million of deferred compensation expense relating to the grant of stock options to executive officers.

(4)  Primarily attributable to the gain on sale of AQS of $1.6 million.

     The following table sets forth, for the periods indicated, the percentage of net sales represented by the indicated items:

                                                               THREE MONTHS ENDED
                               -----------------------------------------------------------------------------------
                               DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,    SEPTEMBER 30,
                                   1997           1997          1997      1997(1)        1996            1996
                               ------------   -------------   --------   ---------   -------------   -------------
Revenues:
  Outsourcing services.......      54.5%           53.9%        50.8%       82.2%        100.0%          100.0%
  Software and software
    services.................      37.7            44.2         43.0        13.2            --              --
  Other......................       7.8             1.9          6.2         4.6            --              --
                                  -----           -----        -----       -----         -----           -----
        Total revenues.......     100.0           100.0        100.0       100.0         100.0           100.0
                                  -----           -----        -----       -----         -----           -----
Expenses:
  Cost of outsourcing
    services.................      31.1            33.4         34.5        59.7          75.5            77.1
  Cost of software and
    software services........      19.2            28.2         14.5         9.0            --              --
  Cost of other services.....       7.6             2.2          3.4         2.2            --              --
  Selling, general and
    administrative...........      17.1            14.4         21.0         3.3            --              --
  Research and development...       1.7             1.4          3.7         1.5            --              --
  Depreciation and
    amortization.............       6.5             7.4          7.7         6.5           5.1             5.5
  Purchased research and
    development..............        --              --           --        36.6(2)         --              --
  Deferred compensation......        --              --          5.9(3)     37.4(3)         --              --
  Management fees to
    shareholder..............       0.2             0.3          3.8         7.7          29.0            15.6
                                  -----           -----        -----       -----         -----           -----
        Total expenses.......      83.4            87.3         94.5       163.9         109.6            98.2
                                  -----           -----        -----       -----         -----           -----
  Operating income (loss)....      16.6            12.7          5.5       (63.9)         (9.6)            1.8
  Other income (expense).....       2.3            11.4(4)      (.07)       (0.6)           --              --
                                  -----           -----        -----       -----         -----           -----
Income (loss) before income
  tax........................      18.9            24.1          4.8       (64.5)         (9.6)            1.8
Income tax benefit
  (expense)..................      (7.2)           (7.9)        (0.5)       21.8           3.0            (0.4)
                                  -----           -----        -----       -----         -----           -----
        Net income (loss)....      11.7%           16.2%         4.3%      (42.7)%        (6.6)%           1.4%
                                  =====           =====        =====       =====         =====           =====

                                THREE MONTHS ENDED
                               --------------------
                               JUNE 30,   MARCH 31,
                                 1996       1996
                               --------   ---------
Revenues:
  Outsourcing services.......   100.0%      100.0%
  Software and software
    services.................      --          --
  Other......................      --          --
                                -----       -----
        Total revenues.......   100.0       100.0
                                -----       -----
Expenses:
  Cost of outsourcing
    services.................    76.7        81.3
  Cost of software and
    software services........      --          --
  Cost of other services.....      --          --
  Selling, general and
    administrative...........      --          --
  Research and development...      --          --
  Depreciation and
    amortization.............     5.9         7.5
  Purchased research and
    development..............      --          --
  Deferred compensation......      --          --
  Management fees to
    shareholder..............    19.8        26.0
                                -----       -----
        Total expenses.......   102.4       114.8
                                -----       -----
  Operating income (loss)....    (2.4)      (14.8)
  Other income (expense).....      --          --
                                -----       -----
Income (loss) before income
  tax........................    (2.4)      (14.8)
Income tax benefit
  (expense)..................     2.3         3.1
                                -----       -----
        Net income (loss)....    (0.1)%     (11.7)%
                                =====       =====

---------------

(1) The Company acquired SDS on March 12, 1997.

(2) Represents $3.0 million of purchased research and development expenses relating to the SDS Acquisition.

(3) Represents $3.9 million of deferred compensation expense relating to the grant of stock options to executive officers.

(4) Primarily attributable to the gain on sale of AQS of $1.6 million.

     The Company has experienced in the past and will experience in the future quarterly variations in net revenues and net income. Thus, operating results for any particular quarter are not necessarily indicative of results for any future period. Factors that have affected quarterly operating results include the introduction of new or enhanced services and products by the Company or its competitors, customer acceptance or rejection of new services and products, product development expenses, the timing of significant orders, the timing of large scale catastrophes, the volume of usage of the Company's services and products, competitive conditions in its industry, general economic conditions and the level of selling and administrative expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Information concerning Registrant's change of accountants was previously reported in the Registration Statement on Form S-1, effective August 22, 1997 (Registration No. 333-31173).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 is hereby incorporated by reference from the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") under the captions "Proposal
1 -- Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Management."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference from the 1998 Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

     (1) Financial Statements
         Independent Auditors' Report
         Balance Sheets as of December 31, 1997 and 1996
         Statements of Operations for each of the years ended December 31, 1997 and 1996 and the period April 28, 1995 (date of inception) through December 31, 1995
         Statements of Shareholders' Equity for each of the years ended December
           31, 1997 and 1996 and the period April 28, 1995 (date of inception) through December 31, 1995
         Statements of Cash Flows for each of the years ended December 31, 1997 and 1996 and the period April 28, 1995 (date of inception) through December 31, 1995
         Notes to the Financial Statements

     (2) Financial Statement Schedules

         None.

         Schedules not listed above have been omitted because they are not required or are not applicable.

     (3) Exhibits

         The information required by this Item 14(a)(3) is set forth in the
         Exhibit Index immediately following the Company's financial statements. The exhibits listed herein will be furnished upon written request to the Investor Relations Department of the Company located at the Company's headquarters and payment of a reasonable fee that will be limited to the Company's reasonable expense in furnishing such exhibits.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INSPIRE INSURANCE SOLUTIONS, INC.

                                            By:  /s/ F. GEORGE DUNHAM, III
                                              ----------------------------------
                                              Name: F. George Dunham, III
                                              Title: President, Chief Executive
                                                Officer, and Director

Date March 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

              /s/ F. GEORGE DUNHAM, III                President, Chief Executive       March 23, 1998
-----------------------------------------------------  Officer (principal executive
                F. George Dunham, III                  officer), and Director

                 /s/ TERRY G. GAINES                   Executive Vice President,        March 23, 1998
-----------------------------------------------------  Chief Financial Officer and
                   Terry G. Gaines                     Treasurer (principal financial
                                                       officer and principal
                                                       accounting officer)

                 /s/ HARRY E. BARTEL                   Director                         March 23, 1998
-----------------------------------------------------
                   Harry E. Bartel

                /s/ R. EARL COX, III                   Director                         March 23, 1998
-----------------------------------------------------
                  R. Earl Cox, III

                 /s/ MITCH S. WYNNE                    Director                         March 23, 1998
-----------------------------------------------------
                   Mitch S. Wynne

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

INSPIRE INSURANCE SOLUTIONS, INC. FINANCIAL STATEMENTS
Independent Auditors' Report................................  F-2
Financial Statements:
  Balance Sheets............................................  F-3
  Statements of Operations..................................  F-4
  Statements of Shareholders' Equity........................  F-5
  Statements of Cash Flows..................................  F-6
  Notes to Financial Statements.............................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas

     We have audited the accompanying balance sheets of INSpire Insurance Solutions, Inc. (formerly Millers Integrated Claims Resources, Inc. and MiliRisk, Inc.) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the years ended December 31, 1997 and 1996, and the period April 28, 1995 (date of inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of INSpire Insurance Solutions, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years ended December 31, 1997 and 1996, and the period April 28, 1995 (date of inception) through December 31, 1995, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Fort Worth, Texas
January 19, 1998

                       INSPIRE INSURANCE SOLUTIONS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $28,039,323   $   363,398
  Accounts receivable, net..................................   10,976,672     1,168,148
  Income taxes receivable...................................      149,041       339,571
  Deferred income taxes.....................................    1,434,000            --
  Prepaid expenses and other current assets.................    1,727,876       140,950
                                                              -----------   -----------
          Total current assets..............................   42,326,912     2,012,067
Accounts receivable, excluding current portion..............       74,258            --
Property and equipment, net.................................    6,029,973     3,219,892
Intangibles and other assets................................   17,039,634            --
                                                              -----------   -----------
TOTAL.......................................................  $65,470,777   $ 5,231,959
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable..............................................  $        --   $ 2,500,000
  Accounts payable..........................................      834,418     1,066,013
  Accrued payroll and compensation..........................      633,252            --
  Other accrued expenses....................................    1,485,543            --
  Unearned revenue..........................................    2,626,624            --
  Deferred compensation.....................................    2,699,000            --
  Income taxes payable......................................    3,063,000            --
  Current portion of long-term debt.........................      609,658            --
  Due to shareholder........................................           --       995,706
                                                              -----------   -----------
          Total current liabilities.........................   11,951,495     4,561,719
                                                              -----------   -----------
Deferred compensation.......................................    1,657,017            --
Long-term debt..............................................      373,151            --
Deferred income taxes.......................................    2,723,000        64,000
Commitments and contingencies (Note 15).....................           --            --
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized, none issued and outstanding................           --            --
  Common stock, $.01 par value; 50,000,000 shares authorized and 10,191,250 shares issued and outstanding in 1997;
     1,000 shares authorized, 100 shares issued and
     outstanding in 1996....................................      101,913             1
  Additional paid-in capital................................   48,725,299     2,383,417
  Accumulated deficit.......................................      (61,098)   (1,777,178)
                                                              -----------   -----------
Total shareholders' equity..................................   48,766,114       606,240
                                                              -----------   -----------
TOTAL.......................................................  $65,470,777   $ 5,231,959
                                                              ===========   ===========

                See accompanying notes to financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                   PERIOD APRIL 28,
                                                                                         1995
                                                      YEAR ENDED DECEMBER 31,          THROUGH
                                                     --------------------------      DECEMBER 31,
                                                        1997           1996              1995
                                                     -----------    -----------    ----------------
REVENUES:
  Outsourcing services.............................  $32,458,600    $13,653,003      $ 3,907,108
  Software and software services...................   21,100,899             --               --
  Other............................................    3,009,960             --               --
                                                     -----------    -----------      -----------
          Total revenues...........................   56,569,459     13,653,003        3,907,108
                                                     -----------    -----------      -----------
EXPENSES:
  Cost of outsourcing services.....................   20,797,969     10,543,077        4,884,641
  Cost of software and software services...........   10,680,787             --               --
  Cost of other revenues...........................    2,413,170             --               --
  Selling, general and administrative..............    8,714,192             --               --
  Research and development.........................    1,190,114             --               --
  Depreciation and amortization....................    4,001,260        786,768           33,070
  Purchased research and development...............    3,000,000             --               --
  Deferred compensation............................    3,949,000             --               --
  Management fees to shareholder...................    1,290,000      3,100,000          600,000
                                                     -----------    -----------      -----------
          Total expenses...........................   56,036,492     14,429,845        5,517,711
                                                     -----------    -----------      -----------
OPERATING INCOME (LOSS)............................      532,967       (776,842)      (1,610,603)
OTHER INCOME (EXPENSE):
  Interest income..................................      680,508             --               --
  Interest expense.................................     (348,007)        (2,245)              --
  Other............................................    1,651,830             --               --
                                                     -----------    -----------      -----------
          Total other income (expense).............    1,984,331         (2,245)              --
                                                     -----------    -----------      -----------
INCOME (LOSS) BEFORE INCOME TAX....................    2,517,298       (779,087)      (1,610,603)
INCOME TAX BENEFIT (EXPENSE).......................     (801,218)       263,888          348,624
                                                     -----------    -----------      -----------
NET INCOME (LOSS)..................................  $ 1,716,080    $  (515,199)     $(1,261,979)
                                                     ===========    ===========      ===========
NET INCOME (LOSS) PER SHARE (BASIC)................  $      0.21    $     (0.07)     $     (0.18)
                                                     ===========    ===========      ===========
NET INCOME (LOSS) PER SHARE (DILUTED)..............  $      0.20    $     (0.07)     $     (0.16)
                                                     ===========    ===========      ===========

                See accompanying notes to financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
  AND THE PERIOD APRIL 28, 1995 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1995

                                                      ADDITIONAL
                                           COMMON       PAID-IN      ACCUMULATED
                                           STOCK        CAPITAL        DEFICIT         TOTAL
                                          --------    -----------    -----------    -----------
Issuance of 100 shares of common stock
  at inception..........................  $      1    $       999    $        --    $     1,000
Shareholder's contribution of fixed
  assets................................        --      2,382,418             --      2,382,418
Net loss................................        --             --     (1,261,979)    (1,261,979)
                                          --------    -----------    -----------    -----------
Balance, December 31, 1995..............         1      2,383,417     (1,261,979)     1,121,439
Net loss................................        --             --       (515,199)      (515,199)
                                          --------    -----------    -----------    -----------
Balance, December 31, 1996..............         1      2,383,417     (1,777,178)       606,240
Shareholder's contribution of fixed
  assets................................        --      1,308,191             --      1,308,191
Shareholder's contribution of additional
  paid-in capital.......................        --     10,500,000             --     10,500,000
Stock dividends to shareholder of
  6,999,900 shares......................    69,999        (69,999)            --             --
Initial public offering of 3,191,250
  shares................................    31,913     34,603,690             --     34,635,603
Net income..............................        --             --      1,716,080      1,716,080
                                          --------    -----------    -----------    -----------
Balance, December 31, 1997..............  $101,913    $48,725,299    $   (61,098)   $48,766,114
                                          ========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                  PERIOD APRIL 28,
                                                      YEAR ENDED DECEMBER 31,       1995 THROUGH
                                                     --------------------------     DECEMBER 31,
                                                         1997          1996             1995
                                                     ------------   -----------   -----------------
OPERATING ACTIVITIES:
  Net income (loss)................................  $  1,716,080   $  (515,199)     $(1,261,979)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization.................     4,001,260       786,768           33,070
     Deferred income taxes.........................    (2,429,531)      (62,500)         126,500
     Purchased research and development............     3,000,000            --               --
     Gain on sale of subsidiary....................    (1,634,291)           --               --
     Loss on sales of property and equipment.......            --        12,639            8,348
     Change in operating assets and liabilities
       (net of effects of the acquisition):
       Accounts receivable.........................    (5,744,286)   (1,168,148)              --
       Income taxes receivable.....................       190,530       135,553         (475,124)
       Prepaid expenses and other current assets...    (1,334,926)     (140,950)              --
       Other assets................................      (468,530)           --               --
       Accounts payable............................    (1,766,791)    1,066,013               --
       Accrued payroll and compensation............      (324,320)           --               --
       Other accrued expenses......................     1,222,702            --               --
       Unearned revenue............................     1,310,315            --               --
       Income taxes payable........................     2,821,062            --               --
       Deferred compensation.......................     3,949,000      (573,402)       1,569,108
                                                     ------------   -----------      -----------
Net cash provided by (used in) operating
  activities.......................................     4,508,274      (459,226)             (77)
                                                     ------------   -----------      -----------
INVESTING ACTIVITIES:
  Proceeds from sales of property and equipment....            --        67,494           23,039
  Proceeds from sale of subsidiary, net of cash
     relinquished..................................     2,499,262            --               --
  Purchase of software license agreement...........    (1,623,750)           --               --
  Purchases of property and equipment..............    (2,060,125)   (1,766,738)          (2,094)
  Capitalized research and development costs.......      (819,105)           --               --
  Acquisition of subsidiary, net of cash
     acquired......................................   (17,118,849)           --               --
                                                     ------------   -----------      -----------
Net cash provided by (used in) investing
  activities.......................................   (19,122,567)   (1,699,244)          20,945
                                                     ------------   -----------      -----------
FINANCING ACTIVITIES:
  Proceeds from borrowings.........................     8,677,503     2,500,000               --
  Repayment of borrowings..........................   (10,792,589)           --               --
  Repayment of borrowings to shareholder...........      (995,706)           --               --
  Contribution from shareholder....................    10,500,000            --               --
  Issuance of common stock, net of issuance costs
     paid..........................................    34,635,603            --            1,000
  Bank overdrafts..................................       265,407            --               --
                                                     ------------   -----------      -----------
Net cash provided by financing activities..........    42,290,218     2,500,000            1,000
                                                     ------------   -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........    27,675,925       341,530           21,868
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...       363,398        21,868               --
                                                     ------------   -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........  $ 28,039,323   $   363,398      $    21,868
                                                     ============   ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid....................................  $    360,083   $     2,245      $        --
                                                     ============   ===========      ===========
  Income taxes refunded............................  $     48,686   $   336,939      $        --
                                                     ============   ===========      ===========
  Noncash investing activities -- contribution of
     fixed assets from shareholder.................  $  1,308,191   $        --      $ 2,382,418
                                                     ============   ===========      ===========

                See accompanying notes to financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General -- INSpire Insurance Solutions, Inc. ("INSpire" or the "Company") (formerly Millers Integrated Claims Resources, Inc. and MiliRisk, Inc.) is a provider of policy and claims administration and information technology outsourcing services to the property and casualty ("P&C") insurance industry. The Company also develops, markets, licenses and supports computer software and related services to the P&C insurance industry. The Company sells its products directly to the customer. The majority of sales are in North America. Prior to the initial public offering of common stock on August 22, 1997, the Company was a wholly-owned subsidiary of The Millers Mutual Fire Insurance Company ("Millers Mutual").

     SDS Acquisition -- On March 12, 1997, the Company acquired all of the outstanding shares of common stock of Strategic Data Systems, Inc. and subsidiary ("SDS") for an aggregate cash purchase price of $18.0 million, subject to adjustment as provided in the purchase agreement and costs and expenses of approximately $325,000. The acquisition was funded by a $10.5 million capital contribution from Millers Mutual along with borrowings under a revolving line of credit and term loan from a bank.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market values. As of the acquisition date, assets acquired and liabilities assumed were as follows (in thousands):

Purchase price..............................................  $ 18,325
Fair values of net assets acquired:
  Software..................................................     6,000
  Purchased research and development........................     3,000
  Fair value of tangible assets acquired....................    10,832
  Liabilities...............................................   (10,786)
                                                              --------
                                                                 9,046
                                                              --------
Goodwill....................................................  $  9,279
                                                              ========

     The amount assigned to purchased research and development was charged against operating results at the time of acquisition.

     SDS was merged into the Company on July 1, 1997. The operating results of the acquired business are included from March 12, 1997, the date of acquisition. Unaudited pro forma data reflecting results of the Company as if the acquisition was effective at the beginning of 1996 follows (in thousands, except per share data):

                                                                   DECEMBER 31,
                                                             ------------------------
                                                                1997          1996
                                                             ----------    ----------
Total revenues.............................................  $   61,981    $   37,317
Operating income...........................................       1,113           397
Net income.................................................       2,049           148
Net income per share (basic)...............................        0.25          0.02
Net income per share (diluted).............................        0.23          0.02
Weighted average shares (basic)............................   8,137,370     7,000,000
Weighted average shares (diluted)..........................   8,782,497     7,749,221

     Pro forma results are unaudited and are based on historical results, adjusted for the impact of certain acquisition related adjustments, such as: increased depreciation of property and equipment, the amortization of goodwill, acquired software and other intangible assets and the related income tax effects. Pro forma results

                       INSPIRE INSURANCE SOLUTIONS, INC.

do not reflect any synergies that might be achieved from combined operations and, therefore, in management's opinion, are not indicative of what actual results would have been if the acquisitions had occurred at the beginning of 1996. In addition, they are not intended to be a projection of future results.

     The management fee historically paid by the Company was determined by management to be reasonable based on an allocation of total projected common costs of Millers Mutual and its subsidiaries allocated based on projected revenues. As a result of the acquisition of SDS, including its existing finance, administrative, executive and marketing infrastructure, and the addition of other personnel, the Company is able to provide internally most of the services previously provided by Millers Mutual.

     The net effect of the pro forma adjustments to reflect: (i) differences between the fees paid under the management agreement in place between the Company and Millers Mutual through June 30, 1997 and the benefits administration contract effective July 1, 1997, (ii) the additional costs that would have been incurred by the Company for compensation of finance, administrative, executive and marketing personnel to perform services provided by Millers Mutual on behalf of the Company if the management agreement had not been in place and (iii) the related income tax effects for the years ended December 31, 1997 and 1996 was to increase net income as reported in the Statements of Operations by approximately $250,000 and $1,223,000, respectively. The effect of these pro forma adjustments was to increase pro forma net income per share (basic) for the years ended December 31, 1997 and 1996 by $0.04 and $0.09, respectively, and to increase pro forma net income per share (diluted) for the years ended December 31, 1997 and 1996 by $0.03 and $0.09, respectively.

     Property and Equipment -- The Company records property and equipment at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based on the related assets estimated useful lives which range from three to seven years. Leasehold expenses are amortized over the lease term or the estimated useful life, whichever is less. Repairs and maintenance are charged to operating expenses as incurred.

     Revenue Recognition -- Revenues from outsourcing services are recognized as services are rendered. The Company is typically paid a percentage of premiums for policy administration services, a percentage of premiums or claims paid for claims administration services and a percentage of premiums subject to a minimum fee for information technology services. Outsourcing services contracts generally are for terms of two to five years. Due to the ongoing nature of these services and the length of the terms of service contracts, outsourcing services generate recurring revenues. Initial installations of software systems generally include a one-time license fee and a contract for the installation and customization of the system to meet the customer's specifications, which the Company bills at an hourly rate. Amounts charged for the initial license and the installation and customization of systems are recognized as revenue during the installation period in proportion to the hours expended for installation compared to the total hours projected for installation. In other instances, revenues are recognized based on performance milestones specified in the contract. The Company recognizes the annual fee charged for maintenance of the customer's system as revenue as hours are expended over the maintenance contract period. Revenues from computer hardware and equipment sales, included in other revenues, are recognized when the Company receives notification that the equipment has been shipped by the manufacturer and title has passed to the customer. Changes in estimates of percentage of completion or losses, if any, associated with outsourcing or software services are recognized in the period in which they are determined. Unearned revenues consist of billings to customers in advance of revenues recognized on services contracts. Unbilled receivables consist of revenues recognized in advance of billings due to timing differences related to billing schedules specified in contracts.

     Income Taxes -- Prior to the initial public offering on August 22, 1997, Millers Mutual and its subsidiaries, including the Company, filed a consolidated federal income tax return. In accordance with federal income tax regulations, all corporations included in a consolidated tax return were jointly and severally liable for all tax liabilities. A tax sharing agreement among Millers Mutual, the Company and the other subsidiaries of Millers Mutual (the "Tax Allocation Agreement") provided that taxes on income were charged to

                       INSPIRE INSURANCE SOLUTIONS, INC.

profitable subsidiaries as if they were filing their own separate returns. Subsidiaries with losses were given credit for tax benefits of their losses to the extent utilized to reduce the consolidated tax liability or to the extent the benefits are funded currently. Subsidiaries received the benefit of all tax credits. Intercompany tax balances were settled annually. Effective August 23, 1997, the Tax Allocation Agreement was terminated as it related to the Company. The agreement to terminate the Tax Allocation Agreement provides that the Company will indemnify the other members of the Millers Mutual consolidated tax group for any of the group's income taxes and related expenses attributable to the Company and Millers Mutual will indemnify the Company for any income taxes and related expenses attributable to any members of the tax group other than the Company's.

     Federal income taxes were computed on a separate return basis in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires income taxes to be accounted for under the liability method. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to differences between the basis of property and equipment due to depreciation differences and to the application of the purchase method of accounting for financial statement purposes but not for tax purposes, and nondeductible asset and liability reserves for tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are evaluated based on the guidelines for realization and may be reduced by a valuation allowance.

     Industry Concentration -- The Company's revenues and accounts receivable are derived primarily from the United States P&C insurance industry.

     Research and Development -- All research and development costs incurred prior to the point at which management believes a project has reached "technological feasibility" are expensed. Software production costs incurred subsequent to reaching technological feasibility are capitalized, if material, and reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized over the expected service life of the related software, generally five to seven years, using the straight-line method. The cost and related accumulated amortization of projects are written off as they become fully amortized.

     The Company assesses the recoverability of these costs by determining whether the amortization of the capitalized costs over the remaining life of the projects can be recovered through undiscounted future operating cash flows.

     Cash and Cash Equivalents -- For the purposes of reporting cash flows, cash and cash equivalents includes investments readily convertible to cash with remaining maturities at date of purchase of three months or less.

     Intangibles and Other Assets -- Goodwill is amortized over a period of 10 years using the straight-line method. The realizability of goodwill is evaluated periodically to assess recoverability and, if warranted, impairment would be recognized. Acquired software is amortized over a period of five years using the straight-line method.

     Financial Instruments -- Under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," the Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, amount due to shareholder and long-term debt. The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, amount due to shareholder and long-term debt are a reasonable estimate of their fair value because of the short-term maturities of such instruments or, in the case of long-term debt, because of interest rates available to the Company for similar obligations.

     Stock-Based Compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation

                       INSPIRE INSURANCE SOLUTIONS, INC.

plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 10.

     Net Income (Loss) Per Share -- Net income (loss) per share (basic) of the Company is computed by dividing net income or loss by the weighted average number of shares outstanding. The weighted average number of shares (basic) was 8,137,370 in 1997 and 7,000,000 in 1996 and 1995 after giving effect to the stock dividends paid in May and June 1997. The weighted average number of shares (diluted) was 8,782,497 in 1997 and 7,749,221 in 1996 and 1995. Pursuant to
Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of net income or loss per share (diluted) using the treasury stock method, as if they were outstanding for all periods presented.

     Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these amounts.

     Recently Issued Accounting Pronouncements -- In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components, as defined. SFAS No. 130 requires that all items that must be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. In addition, SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management believes that comprehensive income, as defined by SFAS No. 130, will not differ materially from net income (loss) as reported in the Statements of Operations.

     In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires public enterprises to report certain financial and descriptive information about operating segments, as defined, in annual financial statements and selected information in condensed financial statements for interim periods issued to shareholders, if practical. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management is currently evaluating the effect of the adoption of SFAS No. 131 on the Company's disclosures.

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes the adoption of SOP 97-2 will not have a material effect on the Company's financial position or results of operations.

                       INSPIRE INSURANCE SOLUTIONS, INC.

2. ACCOUNTS RECEIVABLE

     Accounts receivable is comprised of the following:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                                1997          1996
                                                             -----------   ----------
Accounts receivable -- trade...............................  $ 9,957,538   $1,137,512
Accounts receivable -- unbilled............................    1,161,634           --
Other......................................................      160,063       30,636
                                                             -----------   ----------
                                                              11,279,235    1,168,148
Allowance for doubtful accounts............................      302,563           --
                                                             -----------   ----------
                                                              10,976,672    1,168,148
Noncurrent -- accounts receivable..........................       74,258           --
                                                             -----------   ----------
                                                             $11,050,930   $1,168,148
                                                             ===========   ==========

     No allowance for doubtful accounts was considered necessary by management as of December 31, 1996.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                               1997          1996
                                                            -----------   -----------
Computer equipment........................................  $11,948,671   $ 4,084,887
Office equipment..........................................    1,938,491       335,685
Automobiles...............................................      242,710        68,867
Leasehold improvements....................................      114,615         2,464
                                                            -----------   -----------
                                                             14,244,487     4,491,903
Accumulated depreciation and amortization.................   (8,214,514)   (1,272,011)
                                                            -----------   -----------
                                                            $ 6,029,973   $ 3,219,892
                                                            ===========   ===========

     Depreciation and amortization expense was $2,263,087 and $786,768 for 1997 and 1996, respectively, and $33,070 for the period April 28, 1995 (date of inception) through December 31, 1995.

4. RESEARCH AND DEVELOPMENT

     Research and development costs were approximately $2,975,000 for the year ended December 31, 1997, including capitalized software costs of $819,000 and amortization expense of approximately $966,000 relating to acquired software costs. The Company had no significant research and development activities for the year ended December 31, 1996 and the period from April 28, 1995 (date of inception) through December 31, 1995.

                       INSPIRE INSURANCE SOLUTIONS, INC.

5. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consist of the following at December 31, 1997:

Goodwill, net of accumulated amortization of $748,567.......  $ 8,530,173
Acquired software, net of accumulated amortization of
  $966,000..................................................    5,034,000
Capitalized research and development costs, net of
  accumulated amortization of $26,513.......................      792,592
Software license agreement..................................    1,623,750
Cash surrender value of life insurance......................      409,898
Other.......................................................      649,221
                                                              -----------
                                                              $17,039,634
                                                              ===========

6. NOTE PAYABLE AND LONG-TERM DEBT

     Note Payable -- On December 11, 1996, the Company entered into a note agreement with a bank which was repaid on February 1, 1997.

     Long-Term Debt -- The Company has a bank line of credit of $4 million which expires on March 12, 1999. The line bears interest at prime (8.5% at December 31, 1997) or the London Interbank Offering Rate ("LIBOR") and is collateralized by substantially all of the assets of the Company. Borrowings are limited based on a borrowing base calculation. Interest is due and payable quarterly along with commitment fees of 0.25% of the unused balance. The bank line of credit agreement contains certain restrictive covenants. These covenants require that the Company meet certain requirements such as maintenance of a minimum net worth, and does not allow additional borrowings, dividends or other distributions without prior consent of the bank. As of December 31, 1997, the Company had no borrowings outstanding under the bank line of credit.

     On August 22, 1997, the Company entered into a note agreement with a financial institution to pay the cost of three-year professional liability and directors and officers insurance policies. The note is payable in monthly principal and interest installments of $54,424 through July 1999 and had a balance of $982,809 at December 31, 1997. The note bears interest at an annual rate of 6.25%.

     The following represents the approximate future annual maturities of the Company's long-term debt obligation at December 31, 1997:

1998........................................................  $609,658
1999........................................................   373,151
                                                              --------
                                                              $982,809
                                                              ========

                       INSPIRE INSURANCE SOLUTIONS, INC.

7. INCOME TAXES

     Federal income tax benefit (expense) consists of the following components:

                                                                                 PERIOD
                                                                               APRIL 28,
                                                                                  1995
                                                   YEAR ENDED DECEMBER 31,      THROUGH
                                                   -----------------------    DECEMBER 31,
                                                      1997          1996          1995
                                                   -----------    --------   --------------
Current:
  Federal........................................  $(3,048,994)   $201,388      $475,124
  State and local................................     (634,881)         --            --
Deferred:
  Federal........................................    2,554,340      62,500      (126,500)
  State and local................................      328,317          --            --
                                                   -----------    --------      --------
                                                   $  (801,218)   $263,888      $348,624
                                                   ===========    ========      ========

     A reconciliation of current income tax benefit (expense) computed by applying the federal corporate tax rate of 34% to income (loss) before income taxes to the actual income taxes is as follows:

                                                                                 PERIOD
                                                                               APRIL 28,
                                                                                  1995
                                                   YEAR ENDED DECEMBER 31,      THROUGH
                                                   -----------------------    DECEMBER 31,
                                                      1997          1996          1995
                                                   -----------    --------   --------------
Current federal income tax benefit (expense).....  $  (855,881)   $264,889      $547,605
State income taxes, net of federal income tax
  benefit........................................      (91,000)         --            --
Difference in book and tax basis of assets
  contributed by shareholder.....................           --          --      (219,356)
Valuation of temporary differences...............      277,000          --            --
Goodwill.........................................     (254,512)         --            --
Research and development credits.................      100,000          --            --
Other............................................       23,175      (1,001)       20,375
                                                   -----------    --------      --------
                                                   $  (801,218)   $263,888      $348,624
                                                   ===========    ========      ========

                       INSPIRE INSURANCE SOLUTIONS, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997          1996
                                                              -----------    --------
Deferred income tax assets:
  Current:
     Accounts receivable....................................  $   118,000    $     --
     Accrued expenses.......................................    1,316,000          --
                                                              -----------    --------
                                                                1,434,000          --
  Noncurrent:
     Net operating loss carryforwards.......................           --     210,000
     Accrued expenses.......................................      203,000          --
                                                              -----------    --------
          Total deferred income tax assets..................    1,637,000     210,000
                                                              -----------    --------
Deferred income tax liabilities -- noncurrent:
  Property and equipment....................................      650,000     274,000
  Capitalized research and development......................      393,000          --
  Acquired software.........................................    1,883,000          --
                                                              -----------    --------
          Total deferred income tax liabilities.............    2,926,000     274,000
                                                              -----------    --------
Net deferred income tax liabilities.........................  $(1,289,000)   $(64,000)
                                                              ===========    ========
Represented on the balance sheets as:
  Current deferred income tax assets........................  $ 1,434,000    $     --
                                                              -----------    --------
  Noncurrent deferred income tax liabilities................   (2,723,000)    (64,000)
                                                              -----------    --------
                                                              $(1,289,000)   $(64,000)
                                                              ===========    ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

8. RELATED PARTY TRANSACTIONS

     The Company provided policy and claims administration services, data processing services and software services to Millers Mutual and The Millers Casualty Insurance Company ("Millers Casualty"), under the terms of various agreements. Total fees earned were approximately $18,864,000, $7,557,000 and $3,376,000 in 1997, 1996 and 1995, respectively.

     Since July 1, 1995, the Company has had various agreements with Millers Mutual for provision by Millers Mutual of management and administrative services. Total fees paid by the Company in 1997, 1996 and 1995 were approximately $1,290,000, $3,100,000 and $600,000, respectively. Effective January 1, 1998, a new agreement was entered into, whereby the Company will provide benefits administration services to Millers Mutual and Millers Casualty for a monthly fee of $15,000.

                       INSPIRE INSURANCE SOLUTIONS, INC.

     Beginning May 1, 1996, the Company incurred rental expenses to Millers Mutual, totaling approximately $316,500 for 1997 and $297,000 for 1996.

     There was a net receivable due from Millers Mutual of $1,301,000 at December 31, 1997, and a payable to Millers Mutual of approximately $996,000 at December 31, 1996.

9. EMPLOYEE BENEFIT PLANS

     Prior to the initial public offering of common stock, substantially all of the Company's employees were covered by a defined benefit pension plan (the "Pension Plan") sponsored by Millers Mutual that provides retirement, death and disability benefits for full-time employees completing at least 1,000 hours of service. The Company made annual contributions to the Pension Plan equal to the amounts accrued for pension expense, including amortization of past service cost over 30 years. Contributions to the Pension Plan were determined by consulting actuaries based upon future periodic payments, including lump-sum distributions that were attributable under the Pension Plan's provisions to the service employees had rendered. Benefits were based upon the average of the employee's highest five consecutive years of compensation during the ten years of credited service immediately preceding the valuation date. The actuarial present value of accumulated plan benefits is that amount that results from applying actuarial assumptions to adjust the accumulated plan benefits to reflect the time value of money (through discounts for interest) and the probability of payment (by means of decrements such as for death, disability, withdrawal, or retirement) between the valuation date and the expected date of payment. No expense was incurred relative to the Pension Plan during 1997 or 1996, as the pension plan was over-funded. Total expense associated with the Pension Plan was $100,000 during 1995.

     In addition, the Company participated in a defined contribution profit sharing plan sponsored by Millers Mutual that covered substantially all of its employees (the "Profit Sharing Plan"). Employees were not required to satisfy any age or service requirements to become eligible to participate in the Profit Sharing Plan. The Company also participated in an executive incentive compensation plan covering officers sponsored by Millers Mutual. Contributions to these plans were discretionary and were authorized annually by the Board of Directors. Participants in the Profit Sharing Plan were permitted to contribute 1% to 12% (not to exceed $9,500 in 1997 and $9,240 in 1996 and 1995) of their annual compensation on a tax deferred basis. Vesting of participants' interest in the Profit Sharing Plan's contributions was based upon length of service. Participants with five or more years of service were fully vested. There were no contributions made by the Company to the Profit Sharing Plan in 1997 or 1996. Total expense associated with the Profit Sharing Plan was approximately $30,000 in 1995.

     In July 1997, the Board of Directors approved the termination of the Company's participation in the Pension Plan and the Profit Sharing Plan. The effects of termination of the Company's participation in the Pension Plan and the Profit Sharing Plan were immaterial to the Company's financial position, results of operations and cash flows.

     In July 1997, the Company adopted a 401(k) plan (the "Plan") covering all employees who meet certain minimum age and length of service requirements. The Plan provides for payment of the employee's vested portion of the Plan upon retirement, termination, disability or death. Discretionary contributions may be made to the Plan under the direction of the Company's Board of Directors. The Company made contributions of $434,000 and incurred expenses of $8,100 related to the Plan for the year ended December 31, 1997.

10. STOCK OPTION PLANS

     The Company adopted the Amended and Restated 1997 Stock Option Plan (the "Stock Option Plan") in March 1997, which provides for the grant of incentive and nonqualified options to purchase up to 2,250,000 shares of Common Stock subject to certain adjustments as described in the Stock Option Plan. Stock options are issuable only to eligible directors, officers and employees of the Company.

                       INSPIRE INSURANCE SOLUTIONS, INC.

     The per share exercise price of an incentive option may not be less than the greater of par value or 100% of the fair market value of the Common Stock, as determined by the Board of Directors, on the date the option is granted. Incentive options granted to an employee who owns in excess of 10% of the voting stock of the Company must have an exercise price of at least 110% of the fair market value of the Common Stock at the date of grant. Of the options granted in March 1997, 33% were immediately exercisable at the date of grant, 33% will become exercisable one year from the date of grant and the remainder will become exercisable two years from the date of grant. The Board of Directors approved the grant of certain additional options effective as of the date of the prospectus for the Company's initial public offering. Of such options, except for one officer of the Company, 20% were immediately exercisable at the date of grant and an additional 20% will become exercisable on each of the first four anniversaries of such date. Of the options of the officer referred to above, 33% were immediately exercisable at the date of grant, 33% will become exercisable one year from the date of grant and the remainder will become exercisable two years from the date of grant. Options may be exercised only if the optionholder remains continuously associated with the Company from the date of grant to the date of exercise, subject to certain conditions as specified in the Stock Option Plan. An option granted under the Stock Option Plan cannot be exercised later than ten years from the date of the grant. Any options that expire unexercised or that terminate upon an optionee's ceasing his or her association with the Company become available once again for issuance.

     On July 30, 1997, the Board of Directors adopted the Director Stock Option Plan ("Director Plan"). The Director Plan provided that each current nonemployee director be granted options to purchase 2,500 shares of common stock as of the effective date of the initial public offering at an exercise price equal to the initial public offering price. Such options became immediately exercisable as of the date of the initial public offering. A total of 50,000 shares has been reserved for issuance pursuant to the Director Plan. Each new nonemployee director who is elected (or appointed to fill any vacancy) as a director of the Company will be granted options under the Director Plan to purchase 2,500 shares of Common Stock at the fair market value of the Common Stock on the date of grant. Also, each nonemployee director who has previously been granted options under the Director Plan will be granted additional options under the Director Plan to purchase 250 shares of Common Stock on the day immediately after each annual meeting of shareholders of the Company subsequent to the time at which such nonemployee director is first elected or appointed as a director of the Company if such nonemployee director continues to serve as a director on such date of grant. The options under the Director Plan will vest and be exercisable as of the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using a risk-free interest rate of 6.3%, an expected life of five years and a volatility factor of 17.2%.

     The following table summarizes the stock option activity under the Stock Option Plan and Director Plan for the year ended December 31, 1997:

                                                           NUMBER OF      EXERCISE PRICE
                                                            SHARES          PER SHARE
                                                           ---------      --------------
Options granted during the year ended December 31, 1997
  Options granted prior to the initial public offering...    840,248       $      1.30
                                                           =========       ===========
  Options granted contemporaneously with the initial
     public offering.....................................  1,185,628       $     12.00
                                                           =========       ===========
Options cancelled........................................    (26,897)      $1.30-12.00
                                                           =========       ===========
Options outstanding as of December 31, 1997..............  1,998,979       $1.30-12.00
                                                           =========       ===========
Exercisable as of December 31, 1997......................    591,576       $1.30-12.00
                                                           =========       ===========
Options available for grant..............................    301,021
                                                           =========

                       INSPIRE INSURANCE SOLUTIONS, INC.

     The weighted average fair value of options granted during the year ended December 31, 1997 was $4.56 per share. The weighted average fair value of options exercisable at December 31, 1997 was $2.64 per share. The weighted average fair value of options outstanding at December 31, 1997 was $4.56 per share. All options granted expire six years from date of grant.

     Under APB No. 25, the Company recognized compensation expense of approximately $3,949,000 for the year ended December 31, 1997 since the stock options granted under the terms of the Stock Option Plan were at an exercise price that was less than the estimated fair market value of the Company's common stock at the date of grant. Had the Company implemented SFAS No. 123, the Company's compensation expense would have increased by approximately $126,000 and the Company's pro forma net income, net income per share (basic) and net income per share (diluted), considering the effects of implementing SFAS No. 123, net of tax effects, would have been approximately $1,633,000, $0.20 and $0.19, respectively.

11. EMPLOYEE STOCK PURCHASE PLAN

     In July 1997 the Board of Directors adopted the Stock Purchase Plan, under which a total of 425,000 shares of Common Stock has been reserved for issuance. The Board of Directors has appointed a committee to administer the Stock Purchase Plan. Any employee who has been employed by the Company for 90 days is eligible to participate in offerings under the Stock Purchase Plan.

     The Stock Purchase Plan was initially implemented by an offering of 25,000 shares of Common Stock from October 1, 1997 to December 31, 1997. Pursuant to such offering, 6,240 shares of Common Stock were purchased by participants under the Stock Purchase Plan. The Company anticipates that the Stock Purchase Plan will be further implemented by eight additional semiannual offerings of Common Stock beginning on January 1 and July 1 for each of the years 1998, 1999, 2000 and 2001. The maximum number of shares issued in each semi-annual offering will be 50,000 shares plus the number of unissued shares from prior offerings under the Stock Purchase Plan.

     On the commencement date of each offering under the Stock Purchase Plan, a participating employee will be deemed to have been granted an option to purchase a maximum number of shares of Common Stock equal to: (i) the percentage of the employee's base pay that such employee has elected to be withheld (not to exceed 10%), (ii) multiplied by such employee's base pay during the period of such offering and (iii) divided by the lower of 85% of the closing market price of the Common Stock on the applicable offering commencement date or 85% of the closing market price of the Common Stock on the offering termination date. Options held by a participant shall be exercisable only by that participant.

     No employee may be granted options to participate in the Stock Purchase Plan if, as a result of such grant, such employee would (i) own stock or hold options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or (ii) have rights to purchase stock under all employee stock purchase plans of the Company that accrue at a rate in excess of $25,000 in fair market value for any calendar year.

     Unless a participant gives written notice to the Company, such participant's option for the purchase of Common Stock with payroll deductions made during an offering shall be deemed to have been exercised automatically on the offering termination date applicable to such offering, for the purchase of the number of full shares of Common Stock that the accumulated payroll deductions at that time will purchase at the applicable option price. A participant may withdraw payroll deductions credited to his account under the Stock Purchase Plan at any time.

12. SHAREHOLDERS' EQUITY

     On June 12, 1997, the Board of Directors and the shareholder of the Company approved an amendment to the Articles of Incorporation of the Company providing for an increase in the number of authorized shares

                       INSPIRE INSURANCE SOLUTIONS, INC.

of common stock from 1,000 shares to 14,000,000 shares. On July 30, 1997, the Board of Directors and the shareholder of the Company approved an amendment to the Articles of Incorporation of the Company providing for an increase in the number of authorized shares of common stock from 14,000,000 shares to 50,000,000 shares.

     On July 30, 1997, the Board of Directors authorized 300,000 shares of Series A Junior Preferred Stock, par value $1.00 per share, adopted the Rights Agreement ("Rights Agreement") and authorized and declared a dividend distribution of one right (a "Right") for each outstanding share of common stock of the Company to Millers Mutual under the terms of the Rights Agreement. One Right will thereafter be issued for each share of common stock that was outstanding between the date of adoption of the Rights Agreement and the earlier of the date the Rights become exercisable or are redeemed and the termination of the Rights Agreement. Accordingly, one right has been issued for each share of common stock outstanding. Each Right represents the right to purchase one one-hundredth of a share of Series A Junior Preferred Stock at a price of $40.00, subject to adjustment. The Rights are exercisable only in the event that a person or group (with certain exceptions) becomes the beneficial owner of shares representing 15% or more of the voting power of the Company, or announces or commences a tender or exchange offer that would result in the acquisition of such number of shares. The Rights Agreement expires ten years from the date of adoption.

13. TRANSACTIONS WITH MAJOR CUSTOMERS

     In addition to the outsourcing revenues derived from Millers Mutual and Millers Casualty, for the years ended December 31, 1997 and 1996 (see Note 8), one customer accounted for approximately 16% and 21% of revenues, respectively. For the period April 28, 1995 (date of inception) through December 31, 1995, 100% of the Company's business was with Millers Mutual and Millers Casualty.

14. SALE OF SUBSIDIARY

     On September 15, 1997, the Company sold Applied Quoting Systems, Inc. ("AQS"), a wholly-owned subsidiary of SDS, for $2,500,000. The sale resulted in a gain of $1,634,291, which is included in other income. For the period from March 12, 1997 (the date of acquisition) through September 15, 1997 (date of sale), AQS had revenues of approximately $2,535,000 and net income of approximately $376,000. Net income per common share from the separate operations of AQS for the period of March 12, 1997 through September 15, 1997 was $.05. Total assets and total liabilities of AQS on the date of sale were approximately $1,228,000 and $412,000, respectively.

15. COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company leases certain office space and equipment under operating leases and a sublease for periods ranging from one to five years. Rentals on operating leases (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to approximately $3,818,000 for the year ended December 31, 1997. The Company incurred no significant rental expense in 1996 and 1995. These leases generally contain optional renewal provisions for one or more periods. Future annual minimum lease payments for each of the next five years and in the aggregate are:


 1998........................................................   $ 5,123,637
 1999........................................................     4,605,965
 2000........................................................     2,616,352
 2001........................................................     1,335,089
 2002........................................................       860,691
 Thereafter..................................................     1,217,410
                                                                -----------
                                                                $15,759,144
                                                                ===========

                       INSPIRE INSURANCE SOLUTIONS, INC.

     Employment Agreements -- The Company has employment agreements with certain key officers that provide for minimum annual salaries and benefits aggregating approximately $1,737,500 and an annual bonus based on the Company's operating performance.

     Other -- In February 1997, the Philadelphia Contributionship for the Insurance of Houses from Loss by Fire ("PCIHLF") filed a lawsuit (Civil Action No. 97-CV-1262) against SDS in the United States District Court for the Eastern District of Pennsylvania. The suit alleges that certain software systems that SDS sold to PCIHLF in 1995 did not meet PCIHLF's specifications. PCIHLF claims damages in excess of $1.3 million. In connection with the SDS Acquisition by the Company, the former SDS shareholders placed $1.5 million of the SDS purchase price in an escrow account in respect of this claim. The Company has no recourse against the former SDS shareholders to the extent that the aggregate amount of any judgment, settlement and expenses exceeds the amount of the escrowed funds. SDS filed a counterclaim against PCIHLF for $550,000 for amounts due under its agreements with PCIHLF. In addition, the Company is involved in various other legal proceedings arising in the normal course of business. Management believes the outcome of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

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

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
    2.1      -- Agreement and Plan of Merger, dated as of February 18,
                1997, among the Company, SDS, and the Management
                Shareholders with a list identifying omitted schedules
                (Incorporated by reference to Exhibit 2.1 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
    2.2      -- Articles and Plan of Merger of SDS into the Company
                (Incorporated by reference to Exhibit 2.2 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
    2.3      -- Form of Stock Purchase and Assumption Agreement, dated as of September 15, 1997, between the Company, AQS, Inc.,
                Samuel J. Fleager and Applied Quoting Systems, Inc.
                (Incorporated by reference to Exhibit 2.3 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-47413).
    3.1      -- Restated Articles of Incorporation of the Company and
                Articles of Amendment No. 1 thereto (Incorporated by
                reference to Exhibit 3.1 of the Company's Registration
                Statement on Form S-1, Registration No. 333-31173).
    3.2      -- Amended and Restated Bylaws of the Company (Incorporated
                by reference to Exhibit 3.2 of the Company's Registration
                Statement on Form S-1, Registration No. 333-31173).
    4.1      -- Specimen Certificate for shares of Common Stock of the
                Company (Incorporated by reference to Exhibit 4.1 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
    4.2      -- Form of Rights Agreement, by and between the Company and
                U.S. Trust Company of Texas, N.A., dated as of July 30,
                1997 (Incorporated by reference to Exhibit 4.2 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.1      -- Benefits Administration Contract, dated as of July 1,
                1997, by and between the Company and Millers Mutual
                (Incorporated by reference to Exhibit 10.1 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.2      -- Amended Service Contract, dated as of July 1, 1997, by
                and among the Company, Millers Mutual, and Millers
                Casualty (Incorporated by reference to Exhibit 10.2 of
                the Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.3      -- Amended Information Services Contract, dated as of July
                1, 1997, by and among the Company, Millers Mutual, and
                Millers Casualty (Incorporated by reference to Exhibit
                10.3 of the Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.4      -- Form of Agreement to Lease Office Space, effective as of
                May 1, 1996, by and between the Company and Millers
                Mutual (Incorporated by reference to Exhibit 10.4 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.5      -- Form of Sublease Agreement, effective as of January 1,
                1997, by and between the Company and Millers Mutual
                (Incorporated by reference to Exhibit 10.5 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.6      -- Claims Life Cycle Services Agreement, effective as of
                August 15, 1996, by and among the Company, Blanch
                Wholesale Insurance Services, Inc. and Blanch Insurance
                Services, Inc. (Incorporated by reference to Exhibit 10.6
                of the Company's Registration Statement on Form S-1,
                Registration No. 333-31173).

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
   10.7      -- Amendment No. 1 to Claims Life Cycle Services Agreement,
                dated as of June 27, 1997 (Incorporated by reference to
                Exhibit 10.7 of the Company's Registration Statement on
                Form S-1, Registration No. 333-31173).
   10.8      -- Policy Life Cycle Services Agreement, effective as of
                August 15, 1996, by and among the Company, Blanch
                Wholesale Insurance Services, Inc., and Blanch Insurance
                Services, Inc. (Incorporated by reference to Exhibit 10.8
                of the Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.9      -- Form of Amendment No. 1 to Policy Life Cycle Services
                Agreement, effective as of August 15, 1996 (Incorporated
                by reference to Exhibit 10.9 of the Company's
                Registration Statement on Form S-1, Registration No.
                333-31173).
   10.10     -- Administration Services Agreement, effective as of March
                12, 1996, by and among State Corporation Commission of
                the Commonwealth of Virginia as Deputy Receiver for HOW
                Insurance Company, Home Warranty Corporation, and Home
                Owners Warranty Corporation, In Receivership, and the
                Company (Incorporated by reference to Exhibit 10.10 of
                the Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.11     -- Form of Indemnification Agreement with a schedule of
                director signatories (Incorporated by reference to
                Exhibit 10.11 of the Company's Registration Statement on
                Form S-1, Registration No. 333-31173).
   10.12     -- Employment Agreement, effective as of July 1, 1997, by
                and between the Company and F. George Dunham, III
                (Incorporated by reference to Exhibit 10.12 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.13     -- Employment Agreement, dated and effective as of March 12,
                1997, by and between SDS and Stuart H. Warrington
                (Incorporated by reference to Exhibit 10.13 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.14     -- Employment Agreement, dated and effective as of March 12,
                1997, by and between SDS and Robert K. Agazzi
                (Incorporated by reference to Exhibit 10.14 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.15     -- Building Lease, dated March 12, 1997, between SDS and
                Riverview Building, LLC (Incorporated by reference to
                Exhibit 10.15 of the Company's Registration Statement on
                Form S-1, Registration No. 333-31173).
   10.16     -- Loan Agreement, between the Company and NationsBank of
                Texas, N.A., dated March 12, 1997 (Incorporated by
                reference to Exhibit 10.16 of the Company's Registration
                Statement on Form S-1, Registration No. 333-31173).
   10.17     -- Security Agreement, dated March 12, 1997, between the
                Company and NationsBank of Texas, N.A. (Incorporated by
                reference to Exhibit 10.17 of the Company's Registration
                Statement on Form S-1, Registration No. 333-31173).
   10.18     -- Security Agreement, dated March 12, 1997, between SDS and
                NationsBank of Texas, N.A. (Incorporated by reference to
                Exhibit 10.18 of the Company's Registration Statement on
                Form S-1, Registration No. 333-31173).
   10.19     -- Security Agreement, dated March 12, 1997, between AQS and
                NationsBank of Texas, N.A. (Incorporated by reference to
                Exhibit 10.19 of the Company's Registration Statement on
                Form S-1, Registration No. 333-31173).
   10.20     -- Pledge Agreement, dated March 12, 1997, between the
                Company and NationsBank of Texas, N.A. (Incorporated by
                reference to Exhibit 10.20 of the Company's Registration
                Statement on Form S-1, Registration No. 333-31173).

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
   10.21     -- Pledge Agreement dated March 12, 1997, between SDS and
                NationsBank of Texas, N.A. (Incorporated by reference to
                Exhibit 10.21 of the Company's Registration Statement on
                Form S-1, Registration No. 333-31173).
   10.22     -- Guaranty of SDS dated March 12, 1997 (Incorporated by
                reference to Exhibit 10.22 of the Company's Registration
                Statement on Form S-1, Registration No. 333-31173).
   10.23     -- Guaranty of AQS dated March 12, 1997 (Incorporated by
                reference to Exhibit 10.23 of the Company's Registration
                Statement on Form S-1, Registration No. 333-31173).
   10.24     -- Form of License Agreement (Incorporated by reference to
                Exhibit 10.24 of the Company's Registration Statement on
                Form S-1, Registration No. 333-31173).
   10.25     -- Form of System Support Agreement (Incorporated by
                reference to Exhibit 10.25 of the Company's Registration
                Statement on Form S-1, Registration No. 333-31173).
   10.26     -- Form of Implementation Support Agreement (Incorporated by
                reference to Exhibit 10.26 of the Company's Registration
                Statement on Form S-1, Registration No. 333-31173).
   10.27     -- Form of Accelerated Enhancement Plan Agreement
                (Incorporated by reference to Exhibit 10.27 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.28     -- Amended and Restated 1997 Stock Option Plan (Incorporated
                by reference to Exhibit 10.28 of the Company's
                Registration Statement on Form S-1, Registration No.
                333-31173).
   10.29     -- Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.29 of the Company's Registration Statement
                on Form S-1, Registration No. 333-31173).
   10.30     -- Consolidated Federal Income Tax Allocation Agreement
                effective January 1,1994 by and between the Company and
                Millers Mutual, as amended by Addendum No. 1 and Addendum
                No. 2 thereto (Incorporated by reference to Exhibit 10.30
                of the Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.31     -- Form of Policy Life Cycle Services Agreement, effective as of May 1, 1997, by and between the Company and Millers
                Casualty (Incorporated by reference to Exhibit 10.31 of
                the Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.32     -- Form of Claims Life Cycle Services Agreement, effective as of June 1, 1997, by and between the Company and
                Millers Casualty (Incorporated by reference to Exhibit
                10.32 of the Company's Registration Statement on Form
                S-1, Registration No. 333-31173).
   10.33     -- Form of Employment Agreement, effective as of July 1,
                1997, by and between the Company and Terry G. Gaines
                (Incorporated by reference to Exhibit 10.33 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.34     -- Form of Employment Agreement, effective as of July 1,
                1997, by and between the Company and Ronald O. Lynn
                (Incorporated by reference to Exhibit 10.34 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.35     -- Form of Employment Agreement, effective as of July 1,
                1997, by and between the Company and Jeffrey W. Robinson
                (Incorporated by reference to Exhibit 10.35 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-1173).
   10.36     -- Direct Stock Option Plan (Incorporated by reference to
                Exhibit 10.36 of the Company's Registration Statement on
                Form S-1, Registration No. 333-31173).

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
   10.37     -- Form of Direct Stock Option Agreement (Incorporated by
                reference to Exhibit 10.37 of the Company's Registration
                Statement on Form S-1, Registration No. 333-31173).
   10.38     -- Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.38 of the Company's Registration Statement
                on Form S-1, Registration No. 333-31173).
   10.39     -- Claims Administration Agreement, effective April 1, 1997, by and between the Company and the Specialty Personal
                Lines Division of Millers Mutual (Incorporated by
                reference to Exhibit 10.39 of the Company's Registration
                Statement on Form S-1, Registration No. 333-31173).
   10.40     -- Form of Management Agreement, effective as of January 1,
                1996, by and between the Company and Millers Mutual
                (Incorporated by reference to Exhibit 10.40 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.41     -- Service Contract, effective as of January 1, 1996, by and between the Company, Millers Mutual and Millers Casualty
                (Incorporated by reference to Exhibit 10.41 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-31173).
   10.42     -- Form of Service Contract, effective as of December 1,
                1996, by and between the Company, Millers Mutual and
                Millers Casualty (Incorporated by reference to Exhibit
                10.42 of the Company's Registration Statement on Form
                S-1, Registration No. 333-31173).
   10.43     -- Form of Information Services Contract, effective as of
                October 1, 1996, by and between the Company, Millers
                Mutual and Millers Casualty (Incorporated by reference to
                Exhibit 10.43 of the Company's Registration Statement on
                Form S-1, Registration No. 333-31173).
   10.44     -- Software License and Support Services Agreement, dated
                October 29, 1997, between the Company and Cover-All
                Systems, Inc. (Incorporated by reference to Exhibit 10.44
                of the Company's Registration Statement on Form S-1,
                Registration No. 333-47413).
   10.45     -- Form of Contract to Provide Services and Acquire License
                to Use Software, dated December 29, 1997, between the
                Company and Sul America Cia Nacional de Seguros
                (Incorporated by reference to Exhibit 10.45 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-47413).
   10.46     -- Form of Consulting Agreement, effective March 15, 1998, between the Company and Stuart Warrington (Incorporated
                by reference to Exhibit 10.46 of the Company's
                Registration Statement on Form S-1, Registration No.
                333-47413).
   10.47     -- Form of Amendment No. 1 to Employment Agreement, dated
                and effective as of January 1, 1998, for each of F.
                George Dunham, III, Terry G. Gaines, Ronald O. Lynn, and
                Jeffrey W. Robinson (Incorporated by reference to Exhibit
                10.47 of the Company's Registration Statement on Form
                S-1, Registration No. 333-47413).
   10.48     -- 1998 Annual Bonus Plan (Incorporated by reference to
                Exhibit 10.48 of the Company's Registration Statement on
                Form S-1, Registration No. 333-47413).
   10.49     -- Form of Claims Administration Services Agreement,
                effective as of October 1, 1997, by and between the
                Company, Millers Mutual and Millers Casualty
                (Incorporated by reference to Exhibit 10.49 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-47413).

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
   10.50     -- Form of Policy Administration Services Agreement,
                effective as of October 1, 1997, by and between the
                Company, Millers Mutual and Millers Casualty
                (Incorporated by reference to Exhibit 10.50 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-47413).
   10.51     -- Form of Second Amended Information Services Contract,
                effective as of October 1, 1997, by and between the
                Company, Millers Mutual and Millers Casualty
                (Incorporated by reference to Exhibit 10.51 of the
                Company's Registration Statement on Form S-1,
                Registration No. 333-47413).
   10.52     -- Form of Amendment No. 1 to the Policy Life Cycle Services
                Agreement, effective October 1, 1997, by and between the
                Company and Millers Casualty (Incorporated by reference
                to Exhibit 10.52 of the Company's Registration Statement
                on Form S-1, Registration No. 333-47413).
   10.53     -- Form of First Amendment to the Amended and Restated 1997
                Stock Option Plan (Incorporated by reference to Exhibit
                10.53 of the Company's Registration Statement on Form
                S-1, Registration No. 333-47413).
   10.54     -- Form of Amended and Restated Benefits Administration
                Contract, effective as of January 1, 1998, by and between
                the Company and Millers Mutual (Incorporated by reference
                to Exhibit 10.54 of the Company's Registration Statement
                on Form S-1, Registration No. 333-47413).
   11        -- Statement regarding Computation of Per Share Earnings
                (Incorporated by reference to Exhibit 11 of the Company's
                Registration Statement on Form S-1, Registration No.
                333-47413).
   23.1      -- Consent of Deloitte & Touche LLP regarding INSpire
                report.
   24        -- Power of Attorney (included on signature page of this
                Form 10-K).
   27.1      -- Financial Data Schedule for 1997 fiscal year (included in
                SEC-filed copy only).
   27.2      -- Financial Data Schedule for 1996 fiscal year (included in
                SEC-filed copy only).
   27.3      -- Financial Data Schedule for quarters one, two and three of 1997 (included in SEC-filed copy only).