Form 10-Q
period 1998-03-31
INSPIRE INSURANCE SOLUTIONS INC
filed 1998-05-14
CIK 1042051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . . . . . . . . . . . . March 31, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from . . . . . . . . . . to . . . . . . . . . . .

Commission file number . . . . . . . . . . . . . . . . . . . . . . . 000-23005

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

                    (Address of principal executive offices)
                                   (Zip Code)


                                  817-348-3999
              (Registrant's telephone number, including area code)

                                      N/A
            (Former name, former address and former fiscal year, if
                           changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,192,396.

                                     INDEX

                                                                               PAGE
                                                                               ----
 PART I  - FINANCIAL INFORMATION ..........................................      1

 Item 1.   Financial Statements ...........................................      1

           Condensed Balance Sheets as of March 31, 1998 (unaudited)
           and December 31, 1997 ..........................................      1

           Condensed Statements of Operations (unaudited) for the three
           months ended March 31, 1998 and 1997 ...........................      2

           Condensed Statements of Cash Flows (unaudited) for the three
           months ended March 31, 1998 and 1997 ...........................      3

           Notes to Condensed Financial Statements  (unaudited) ...........      4

           Independent Accountants' Report ................................      6


 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................      7



 PART II - OTHER INFORMATION ..............................................     10

 Item 2.   Changes in Securities and Use of Proceeds ......................     10

 Item 6.   Exhibits and Reports on Form 8-K ...............................     10


 Signatures ...............................................................     11

PART I  - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        INSPIRE INSURANCE SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                 March 31,        December 31,
                                                                                   1998              1997
                                                                                ------------     ------------
                                                                                 (unaudited)
                                     ASSETS
 CURRENT ASSETS:
      Cash and cash equivalents ...........................................     $ 19,721,454     $ 28,039,323
      Short-term investments ..............................................        8,541,035             --
      Accounts receivable, net ............................................       10,370,528       10,976,672
      Income taxes receivable .............................................          149,041          149,041
      Deferred income taxes ...............................................          765,229        1,434,000
      Stock proceeds receivable ...........................................       44,415,000             --
      Prepaid expenses and other current assets ...........................        1,811,278        1,727,876
                                                                                ------------     ------------
  Total current assets ....................................................       85,773,565       42,326,912
 Accounts receivable, excluding current portion ...........................           17,109           74,258
 Property and equipment, net (accumulated depreciation
  1998 $8,853,227; 1997 $8,214,514) .......................................        5,746,262        6,029,973
 Intangibles and other assets .............................................       16,898,775       17,039,634
                                                                                ------------     ------------
 TOTAL ....................................................................     $108,435,711     $ 65,470,777
                                                                                ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Accounts payable ....................................................     $    555,534     $    834,418
      Accrued payroll and compensation ....................................          465,260          633,252
      Other accrued expenses ..............................................        1,474,020        1,485,543
      Unearned revenue ....................................................          856,890        2,626,624
      Deferred compensation ...............................................        2,557,198        2,699,000
      Income taxes payable ................................................          819,709        3,063,000
      Current portion of long-term debt ...................................          568,432          609,658
                                                                                ------------     ------------
        Total current liabilities .........................................        7,297,043       11,951,495
                                                                                ------------     ------------
 Deferred compensation ....................................................          549,876        1,657,017
 Long-term debt ...........................................................          214,890          373,151
 Deferred income taxes ....................................................        2,375,660        2,723,000

 Commitments and contingencies ............................................             --               --

 SHAREHOLDERS' EQUITY:
      Preferred stock, $1.00 par value; 1,000,000 shares
        authorized, none issued and outstanding ...........................             --               --
      Common stock, $.01 par value; 50,000,000 shares
        authorized and 11,892,396 shares issued and outstanding
        in 1998; 50,000,000 shares authorized, 10,191,250 shares issued
        and outstanding in 1997 ...........................................          118,924          101,913
      Additional paid-in capital ..........................................       95,621,219       48,725,299

      Retained earnings (accumulated deficit) .............................        2,258,099          (61,098)
                                                                                ------------     ------------
        Total shareholders' equity ........................................       97,998,242       48,766,114
                                                                                ------------     ------------
 TOTAL ....................................................................     $108,435,711     $ 65,470,777
                                                                                ============     ============

           See accompanying notes to condensed financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three months ended
                                                                          March 31,
                                                               ------------------------------
                                                                   1998              1997
                                                               ------------      ------------
 REVENUES:
   Outsourcing services ..................................     $ 10,131,963      $  6,736,301
   Software and software services ........................        7,625,048         1,079,910
   Other .................................................          598,770           374,866
                                                               ------------      ------------
            Total revenues ...............................       18,355,781         8,191,077
                                                               ------------      ------------
 EXPENSES:
   Cost of outsourcing services ..........................        5,634,863         4,891,346
   Cost of software and software services ................        4,076,635           738,671
   Cost of other revenues ................................          424,743           182,537
   Selling, general and administrative ...................        3,243,521           259,519
   Research and development ..............................          422,270           126,000
   Depreciation and amortization .........................        1,212,840           534,603
   Purchased research and development ....................             --           3,000,000
   Deferred compensation .................................             --           3,065,000
   Management fees to shareholder ........................             --             626,286
                                                               ------------      ------------
            Total expenses ...............................       15,014,872        13,423,962
                                                               ------------      ------------
 OPERATING INCOME (LOSS) .................................        3,340,909        (5,232,885)
 OTHER INCOME (EXPENSE):
   Interest income .......................................          418,770            13,745
   Interest expense ......................................          (19,038)          (65,088)
                                                               ------------      ------------
            Total other income (expense) .................          399,732           (51,343)
                                                               ------------      ------------
 INCOME (LOSS) BEFORE INCOME TAXES .......................        3,740,641        (5,284,228)
 INCOME TAX BENEFIT (EXPENSE) ............................       (1,421,444)        1,789,000
                                                               ------------      ------------

 NET INCOME (LOSS) .......................................     $  2,319,197      $ (3,495,228)
                                                               ============      ============

 NET INCOME (LOSS) PER SHARE (BASIC) .....................     $       0.22      $      (0.50)
                                                               ============      ============

 NET INCOME (LOSS) PER SHARE (DILUTED) ...................     $       0.20      $      (0.50)
                                                               ============      ============


           See accompanying notes to condensed financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Three months ended
                                                                                      March 31,
                                                                           ------------------------------
                                                                               1998              1997
                                                                           ------------      ------------
 OPERATING ACTIVITIES:
    Net income (loss) ................................................     $  2,319,197      $ (3,495,228)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ..................................        1,212,840           534,603
      Deferred income taxes ..........................................             --          (1,946,000)
      Purchased research and development .............................             --           3,000,000
      Change in operating assets and liabilities:
        Accounts receivable ..........................................          663,293          (372,419)
        Prepaid expenses and other current assets ....................          111,598           (49,191)
        Other assets .................................................           76,492            60,053
        Accounts payable .............................................         (278,884)         (887,398)
        Accrued payroll and compensation .............................         (167,993)         (555,392)
        Other accrued expenses .......................................         (386,522)         (176,807)
        Unearned revenue .............................................       (1,769,734)          (20,371)
        Income taxes payable .........................................         (225,189)          (61,007)
        Deferred compensation ........................................         (303,557)        3,065,000
                                                                           ------------      ------------
 Net cash provided by (used in) operating activities .................        1,251,541          (904,157)
                                                                           ------------      ------------

 INVESTING ACTIVITIES:
    Purchase of short-term investments ...............................       (8,541,035)             --
    Purchases of property and equipment ..............................         (387,432)         (795,562)
    Capitalized research and development costs .......................         (477,331)             --
    Acquisition of subsidiary, net of cash acquired ..................             --         (17,174,723)
                                                                           ------------      ------------
 Net cash (used in) investing activities .............................       (9,405,798)      (17,970,285)
                                                                           ------------      ------------

 FINANCING ACTIVITIES:
    Proceeds from borrowings .........................................             --           7,500,000
    Repayment of borrowings ..........................................         (199,487)       (2,850,536)
    Proceeds of borrowings from shareholder ..........................             --           3,140,795
    Contribution from shareholder ....................................             --          10,500,000
    Proceeds from exercises under stock plans, net ...................           35,875              --
    Bank overdrafts ..................................................             --             593,446
                                                                           ------------      ------------
 Net cash provided by (used in) financing activities .................         (163,612)       18,883,705
                                                                           ------------      ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................       (8,317,869)            9,263
 CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD ...........................................................       28,039,323           363,398
                                                                           ------------      ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................     $ 19,721,454      $    372,661
                                                                           ============      ============
 SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid .....................................................     $     19,947      $     68,023
                                                                           ============      ============
   Income taxes paid .................................................     $ (1,653,173)     $       --
                                                                           ============      ============
    Noncash investing activities - contribution of fixed assets
     from shareholder ................................................     $       --        $  1,308,191
                                                                           ============      ============
    Noncash financing activities - proceeds receivable from
     sale of common stock ............................................     $ 44,415,000      $       --
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

       Unaudited Interim Condensed Financial Statements -- The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 1998. The independent accountants' review report of Deloitte & Touche LLP is included in Part I, Item 1 of this report.

       The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K (File No. 000-23005).

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

2.   RELATED PARTY TRANSACTIONS

       The Company provides outsourcing services and software and software services to Millers Mutual, a shareholder of the Company, and The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.4% subsidiary of Millers Mutual, under the terms of various agreements. For the three months ended March 31, 1998 and 1997, under such agreements, the Company earned total fees of approximately $5,615,980 and $2,884,630, respectively.

       Prior to January 1, 1998, pursuant to various agreements, Millers Mutual has provided management and administration services to the Company. For the three months ended March 31, 1997, total fees paid by the Company to Millers Mutual were approximately $626,286. Effective January 1, 1998, the Company and Millers Mutual entered into a new agreement whereby the Company provides benefits administration services to Millers Mutual and Millers Casualty for a monthly fee of $15,000. As of March 31, 1998, total fees earned under this agreement were $45,000.

       During each of the three month periods ended March 31, 1998 and 1997, the Company incurred rental expense of approximately $78,858 under a month-to-month lease agreement with Millers Mutual.

       There was a net receivable due from Millers Mutual of approximately $3,235,611 at March 31, 1998 and $1,301,000 at December 31, 1997.

3.  SUBSEQUENT EVENT

       On April 20, 1998, the Company acquired all of the outstanding shares of common stock of Paragon Interface, Inc. ("Paragon") for an aggregate cash purchase price of $4.25 million and costs and expenses of approximately $100,000. The acquisition was funded with cash generated from operating activities.

       The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market values. As of the acquisition date, assets acquired and liabilities assumed were as follows

     Purchase price........................................    $   4,350,000
     Fair values of net assets acquired:
       Software............................................        2,000,000
       Purchased research and development..................        2,000,000
       Fair value of tangible assets acquired..............          603,861
       Liabilities assumed.................................       (1,487,122)
                                                               -------------
                                                                   3,116,739
                                                               -------------
     Goodwill..............................................    $   1,233,261
                                                               =============

     The amount assigned to purchased research and development was charged against operating results at the time of acquisition. Paragon was merged with and into the Company on May 1, 1998.

                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solution, Inc.
Fort Worth, Texas


      We have reviewed the accompanying condensed balance sheet of INSpire Insurance Solutions, Inc. (the "Company") as of March 31, 1998, and the related condensed statements of operations and cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of INSpire Insurance Solutions, Inc. as of December 31, 1997, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 19, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Fort Worth, Texas
April 17, 1998

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

      Acquisition of Paragon Interface, Inc. On April 20, 1998, the Company acquired all of the outstanding shares of common stock of Paragon Interface, Inc. ("Paragon") for $4.25 million and costs and expenses of approximately $100,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market values.

      Follow-on Public Offering. On March 27, 1998, the Company's follow-on public offering of 2,645,000 shares of the Company's common stock, par value $.01 per share ( "Common Stock") became effective. Pursuant to this offering, as of March 31, 1998, the Company sold 1,500,000 shares of Common Stock. Subsequent to March 31, 1998, the Company sold an additional 300,000 shares of Common Stock pursuant to the underwriter's exercise of their overallotment option. Certain shareholders sold 845,000 share of Common Stock. The shares of Common Stock were sold at a price of $31.50 per share that resulted in net proceeds to the Company of approximately $53 million. The Company intends to use such net proceeds for general corporate purposes, including working capital, product development and possible acquisitions. Pending such uses, the Company invested the net proceeds in short-term, investment grade, interest bearing securities.

RESULTS OF OPERATIONS

      The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                             March 31,
                                                    ---------------------------
                                                       1998             1997
                                                    ----------       ----------
 REVENUES:
   Outsourcing services .......................           55.2%            82.2%
   Software and software services .............           41.5             13.2
   Other ......................................            3.3              4.6
                                                    ----------       ----------
   Total revenues .............................          100.0            100.0
                                                    ----------       ----------
 EXPENSES:
   Cost of outsourcing services ...............           30.7             59.7
   Cost of software and software services .....           22.2              9.0
   Cost of other revenues .....................            2.3              2.2
   Selling, general and administrative ........           17.7              3.3
   Research and development ...................            2.3              1.5
   Depreciation and amortization ..............            6.6              6.5
   Purchased research and development .........           --               36.6
   Deferred compensation ......................           --               37.4
   Management fees to shareholder .............           --                7.7
                                                    ----------       ----------
    Total expenses ............................           81.8            163.9
                                                    ----------       ----------
 OPERATING INCOME (LOSS) ......................           18.2            (63.9)
 OTHER INCOME (EXPENSE) .......................            2.2             (0.6)
                                                    ----------       ----------
 INCOME (LOSS) BEFORE INCOME TAXES ............           20.4            (64.5)
 INCOME TAX BENEFIT (EXPENSE) .................           (7.7)            21.8
                                                    ----------       ----------

 NET INCOME (LOSS) ............................           12.6%           (42.7)%
                                                    ==========       ==========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Revenues. The Company's revenues were $18.4 million for the three months ended March 31, 1998 compared to $8.2 million for the three months ended March 31, 1997, an increase of $10.2 million or 124%. This increase is primarily attributable to the acquisition of Strategic Data Systems, Inc. ("SDS") on March 12, 1997 by
the Company ("SDS Acquisition") and growth in outsourcing services revenues. The growth in outsourcing services revenue is due primarily to revenues from four significant outsourcing contracts entered into after the first quarter of 1997 and an increase in outsourcing services provided under two other significant claims administration agreements.

     Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $10.1 million for the three months ended March 31, 1998 compared to $5.8 million for the three months ended March 31, 1997, an increase of $4.3 million or 74%. This increase was primarily attributable to the increased cost of revenues associated with the SDS Acquisition and the performance of services under the outsourcing contracts described above. Cost of revenues as a percentage of total revenues decreased from 71% for the three months ended March 31, 1997 to 55% for the three months ended March 31, 1998. This decrease is a result of economies of scale associated with spreading certain fixed costs over a larger revenue base and lower personnel costs as a percentage of revenues.

     Selling, General and Administrative. Selling, general and administrative expenses, including management fees paid to shareholder, were $3.2 million for the three months ended March 31, 1998 compared to $886,000 for the three months ended March 31, 1997, an increase of $2.3 million or 261%. Selling, general and administrative as a percentage of total revenues increased from 11% for the three months ended March 31, 1997 to 18% for the three months ended March 31, 1998. This increase is primarily due to: (i) the SDS Acquisition, (ii) increased marketing costs and (iii) additional staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth.

     Research and Development. Research and development expense was $422,000 for the three months ended March 31, 1998 compared to $126,000 for the three months ended March 31, 1997, an increase of $296,000 or 235%. This increase is due to the Company not incurring any significant research and development expenses prior to the SDS Acquisition on March 12, 1997. This expense is comprised primarily of personnel costs related to software development. For the three months ended March 31, 1998, the research and development expense is net of capitalized research and development costs of $477,000.

     Depreciation and Amortization. Depreciation and amortization expense was $1.2 million for the three months ended March 31, 1998 compared to $535,000 for the three months ended March 31, 1997, an increase of approximately $665,000 or 124%. This increase is primarily attributable to amortization of goodwill and capitalized software recorded in connection with the SDS Acquisition and a 75% increase in fixed assets since March 31, 1997 as a result of the expansion in infrastructure to support the Company's growth.

     Nonrecurring Operating Expenses. In the purchase price allocation of the SDS Acquisition, $3.0 million was assigned to in-process research and development. This amount was charged to operations in March 1997. In addition, $3.1 million was charged to operations as deferred compensation associated with stock options granted to executive officers during March 1997.

     Other Income. The increase in other income is primarily attributable to interest income, which increased primarily due to an increase in short-term investments purchased with unused net proceeds from the Company's initial public offering in August 1997. During the first quarter of 1997, the Company did not have significant investments that earned interest income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $19.7 million as of March 31, 1998 compared to approximately $28.0 million as of December 31, 1997, a decrease of $8.3 million or 30%. Net cash provided by operating activities was $1.3 million for the three months ended March 31, 1998 compared to net cash used in operating activities of $904,000 for the three months ended March 31, 1997. Net cash used in investing activities was $9.4 million for the three months ended March 31, 1998, primarily attributable to the purchase of $8.5 million in short-term investments, compared to $18.0 million for the three months ended March 31, 1997, primarily attributable to the SDS Acquisition. Net cash provided by financing activities was $18.9 million during the three months ended March 31, 1997, primarily due to capital contributions from a shareholder and borrowings of $10.6 million to fund the SDS Acquisition, compared to net cash used in financing activities of $164,000 during the period ended March 31, 1998.

     The Company entered into a bank credit facility with Nationsbank of Texas, N.A. ("NationsBank Facility") on March 12, 1997, pursuant to which the Company borrowed $5.0 million under a term credit facility and $2.5 million under a $4.0 million revolving credit facility, subject to a borrowing base formula, to finance in part the SDS Acquisition. Although the Company used a portion of the net proceeds from the initial public offering to repay these amounts, the Company intends to keep the revolving credit facility in place for future borrowings. The Company must pay a commitment fee of 0.25% per annum on the average daily unused portion of the revolving credit facility. In addition, the NationsBank Facility contains certain restrictive covenants that require the Company to meet certain requirements, such as maintaining a minimum net worth, and that, without the prior written consent of NationsBank of Texas, N.A. prohibit the Company from incurring indebtedness other than pursuant to the NationsBank Facility or declaring or paying dividends or other distributions. The revolving credit facility matures March 12, 1999. Borrowings under the NationsBank Facility are secured by all accounts receivable, inventory, equipment, servicing contract rights, and other personal property of the Company. As of March 31, 1998, there are no outstanding borrowings under the NationsBank Facility, and the Company is in compliance with its covenants under the NationsBank Facility.

     The Company believes that cash generated from operations and its net proceeds from the initial public offering and the follow-on offering will satisfy the Company's anticipated working capital requirements for at least one year. The Company, however, may require substantial additional funds for potential acquisitions and expansion. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements made in this report, other than statements of historical fact, including but not limited to statements made under "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future results and operations of the Company, and which may be indicated by words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, are "forward-looking statements." Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to difficulties associated with growth, the Company's dependence on major customers and limited operating history, technological change, competitive factors and pricing pressures, product development risks, changes in legal and regulatory requirements, and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by this paragraph.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Effective April 7, 1998, the Board of Directors of the Company approved and adopted the First Amendment to the Rights Agreement by and between the Company and U.S. Trust Company of Texas, N. A. dated as of July 30, 1997 (the "Rights Agreement"). Pursuant to such First Amendment to the Rights Agreement, the exercise price of each Series A Junior Preferred Stock Purchase Right issued under the Rights Agreement, which represents the right to purchase from the Company one one-hundredth (1/100) of a share of Series A Junior Preferred Stock, par value $1.00 per share, was increased from $40 to $100.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed as part of this Form 10-Q:

2.1 Form of Stock Purchase Agreement, dated April 20, 1998, by and among the Company, Paragon Interface, Inc. and the shareholders of Paragon Interface, Inc.

3.1 Restated Articles of Incorporation of the Company and Articles of Amendment No. 1 thereto (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-31173).

3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 333-31173).

3.3  Form of First Amendment to the Bylaws of the Company.

4.1 Specimen Certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, Registration No. 333-31173).

4.2 Form of Rights Agreement, by and between the Company and U.S. Trust Company of Texas, N.A. dated as of July 30, 1997 (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, Registration No. 333-31173).

4.3  Form of First Amendment to Rights Agreement.

10.1 Employment Agreement, dated and effective as of April 28, 1998, by and between the Company and William J. Smith, III.

10.2 Second Amended and Restated 1997 Stock Option Plan.

10.3 Form of First Amendment to the Director Stock Option Plan.

11.1 Statement regarding Computation of Per Share Earnings.

15.1 Letter Re: Unaudited Interim Financial Information.

27.1 Financial Data Schedule (EDGAR version only).

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14, 1998

INSpire Insurance Solutions, Inc.


                                      /s/ F. GEORGE DUNHAM, III
                                      -------------------------------------
                                      F. George Dunham, III
                                      Chief Executive Officer, Chairman and
                                      Director


                                      /s/ TERRY G. GAINES
                                      -------------------------------------
                                      Terry G. Gaines
                                      Executive Vice President, Chief Financial
                                      Officer and Treasurer


Dated: May 14, 1998

                                 EXHIBIT INDEX

EXHIBIT
 NO.                                DESCRIPTION
----                                -----------
 2.1   Form of Stock Purchase Agreement, dated April 20, 1998, by and among the
       Company, Paragon Interface, Inc. and the shareholders of Paragon Interface,
       Inc.

 3.1   Restated Articles of Incorporation of the Company and Articles of Amendment
       No. 1 thereto (Incorporated by reference to Exhibit 3.1 of the Company's
       Registration Statement on Form S-1, Registration No. 333-31173).

 3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1,
       Registration No. 333-31173).

 3.3   Form of First Amendment to the Bylaws of the Company.

 4.1   Specimen Certificate for shares of Common Stock of the Company
       (Incorporated by reference to Exhibit 4.1 of the Company's Registration
       Statement on Form S-1, Registration No. 333-31173).

 4.2 Form of Rights Agreement, by and between the Company and U.S. Trust Company of Texas, N.A. dated as of July 30, 1997 (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1,
       Registration No. 333-31173).

 4.3   Form of First Amendment to Rights Agreement.

10.1 Employment Agreement, dated and effective as of April 28, 1998, by and between the Company and William J. Smith, III.

10.2   Second Amended and Restated 1997 Stock Option Plan.

10.3   Form of First Amendment to the Director Stock Option Plan.

11.1   Statement regarding Computation of Per Share Earnings.

15.1   Letter Re: Unaudited Interim Financial Information.

27.1   Financial Data Schedule (EDGAR version only).