Form 10-Q
period 1998-06-30
INSPIRE INSURANCE SOLUTIONS INC
filed 1998-08-14
CIK 1042051

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended . . . . . . . . . . . . . . June 30, 1998

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . to. . . . . . . . . .

Commission file number . . . . . . . . .  . . . . . . . . . . .000-23005

                     INSPIRE INSURANCE SOLUTIONS, INC.
          (Exact name of registrant as specified in its charter)


                    TEXAS                          75-2595937
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

Yes  [ X ]   No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998: 18,321,459. The registrant effected a three-for-two stock split, in the form of a stock dividend, of its common stock outstanding as of the close of business on July 31, 1998.



                                   INDEX

                                                                   PAGE
                                                                    ----


PART I  - FINANCIAL INFORMATION                                        1

Item 1.   Financial Statements                                         1

          Condensed Balance Sheets as of June 30, 1998
          (unaudited)and December 31, 1997                             1

          Condensed Statements of Operations for the three months
          and six months ended June 30, 1998 (unaudited) and for
          the three months ended (unaudited) and six months ended
          June 30, 1997                                                2

          Condensed Statements of Cash Flows for the six months
          ended June 30, 1998 (unaudited) and 1997                     3

          Notes to Condensed Financial Statements  (unaudited)         4

          Independent Accountants' Report                              6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7



PART II - OTHER INFORMATION                                           13

Item 1.   Legal Proceedings                                           13

Item 2.   Changes in Securities and Use of Proceeds                   13

Item 4.   Submission of Matters to a Vote of Security Holders         13

Item 5.   Other Information                                           14

Item 6.   Exhibits and Reports on Form 8-K                            14


Signatures                                                            16








PART I  - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


INSPIRE INSURANCE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS


                                               June 30,     December 31,
                                                 1998           1997
                                              -----------    -----------
                                              (unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents               $66,119,787    $28,039,323
     Short-term investments                   11,335,455         --
     Accounts receivable, net                 12,917,429     10,976,672
     Income taxes receivable                     149,041        149,041
     Deferred income taxes                       883,212      1,434,000
     Prepaid expenses and other current
          assets                               5,639,716      4,154,417
                                            ------------   ------------
           Total current assets               97,044,640
                                                             44,753,453
Accounts receivable, excluding current
     portion                                          --         74,258
Property and equipment, net (accumulated
     depreciation 1998 $9,642,245; 1997
     $7,687,109)                               7,322,634      6,029,973
Intangibles and other assets                  19,927,154     17,039,634
                                            ------------   ------------
TOTAL                                       $124,294,428   $ 67,897,318
                                            ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                        $   633,007    $    834,418
     Accrued payroll and compensation            754,653         633,252
     Other accrued expenses                    1,774,633       1,485,543
     Unearned revenue                          4,033,194       5,053,165
     Deferred compensation                     2,717,707       2,699,000
     Income taxes payable                      2,151,058       3,063,000
     Current portion of long-term debt           631,502         609,658
                                             ------------   ------------
           Total current liabilities          12,695,754      14,378,036
                                             ------------   ------------
Deferred compensation                            406,846       1,657,017
Long-term debt                                        --         373,151
Deferred income taxes                          3,087,030       2,723,000

Commitments and contingencies                         --              --


SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value;
        1,000,000 shares authorized, none
        issued and outstanding                        --             --
     Common stock, $.01 par value;
        50,000,000 shares authorized,
        12,198,606 shares issued and
        outstanding in 1998; 10,191,250
        shares issued and outstanding in
        1997                                     121,986        101,913
     Additional paid-in capital              104,653,512     48,725,299
     Retained earnings (accumulated deficit)   3,329,300        (61,098)
                                            ------------    -----------
           Total shareholders' equity        108,104,798     48,766,114
                                            ------------    -----------

TOTAL                                       $124,294,428    $67,897,318
                                            ============    ===========

See accompanying notes to condensed financial statements.





       INSPIRE INSURANCE SOLUTIONS, INC.CONDENSED STATEMENTS OF OPERATIONS


                                               Three months ended            Six months ended
                                                    June 30,                     June 30,
                                           --------------------------  --------------------------
                                                1998         1997           1998         1997
                                           -------------  -----------  ------------  ------------
                                                  (unaudited)                  (unaudited)

REVENUES:
  Outsourcing services                     $ 11,399,713   $ 7,657,596  $ 21,531,676  $ 14,393,897
  Software and software services              8,891,894     6,481,969    16,516,942     7,561,879
  Other                                         669,020       928,573     1,267,790     1,303,439
                                           -------------  -----------  ------------  ------------
      Total revenues                         20,960,627    15,068,138    39,316,408    23,259,215
                                           -------------  -----------  ------------  ------------
EXPENSES:
  Cost of outsourcing services                5,867,302     5,206,861    11,502,165    10,098,207
  Cost of software and software services      4,845,153     3,613,816     8,921,788     4,352,487
  Cost of other revenues                        441,055       513,958       865,798       696,495
  Selling, general and administrative         3,807,120     1,737,701     7,050,641     1,997,220
  Research and development                      676,295       553,600     1,098,565       679,600
  Depreciation and amortization               1,422,744     1,160,813     2,635,584     1,695,416
  Purchased research and development          2,000,000            --     2,000,000     3,000,000
  Deferred compensation                              --       884,000            --     3,949,000
  Management fees to shareholder                     --       573,714            --     1,200,000
                                          -------------   -----------  ------------  ------------
      Total expenses                         19,059,669    14,244,463    34,074,541    27,668,425
                                          -------------   -----------  ------------  ------------
OPERATING INCOME (LOSS)                       1,900,958       823,675     5,241,867   (4,409,210)
OTHER INCOME (EXPENSE):
  Interest income                               879,398        60,792     1,298,168        74,537
  Interest expense                             (20,746)     (146,956)      (39,784)     (212,044)
  Other                                              --      (21,371)            --      (21,371)
                                          -------------   -----------  ------------  ------------
      Total other income (expense)              858,652     (107,535)     1,258,384     (158,878)
                                          -------------   -----------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAX               2,759,610       716,140     6,500,251   (4,568,088)
INCOME TAX BENEFIT (EXPENSE)                 (1,688,409)      (77,345)   (3,109,853)   1,711,655
                                          -------------   -----------  ------------  ------------

NET INCOME (LOSS)                          $  1,071,201   $   638,795  $  3,390,398  $(2,856,433)
                                           =============  ===========  ============  ============

NET INCOME (LOSS) PER SHARE (BASIC)        $        .09   $       .09  $        .30  $       (.41)
                                           =============  ===========  ============  ============

NET INCOME (LOSS) PER SHARE (DILUTED)      $        .08   $       .08  $        .27  $       (.41)
                                           =============  ===========  ============  ============





See accompanying notes to condensed financial statements.





INSPIRE INSURANCE SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS


                                               Six months ended
                                                   June 30,
                                         ----------------------------
                                             1998           1997
                                             ----           ----
                                         (unaudited)

OPERATING ACTIVITIES:
   Net income (loss)                     $ 3,390,398   $(2,856,433)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation and amortization         2,635,584     1,695,416
     Deferred income taxes                        --    (2,785,000)
     Purchased research and development    2,000,000     3,000,000

     Change in operating assets and
        liabilities:
       Accounts receivable                (1,642,129)     (281,026)
       Prepaid expenses and other
          current assets                  (1,446,134)     (442,267)
       Other assets                          143,741       100,462
       Accounts payable                     (213,938)   (1,291,495)
       Accrued payroll and compensation      140,420      (417,543)
       Other accrued expenses                 81,379       945,457
       Unearned revenue                   (1,116,846)     (867,220)
       Income taxes payable                1,173,354       615,638
       Deferred compensation               (256,891)     3,980,753
                                       ------------   ------------
Net cash provided by operating
   activities                             4,888,938      1,396,742
                                       ------------   ------------

INVESTING ACTIVITIES:
   Purchase of short-term investments   (11,335,455)            --
   Purchases of property and equipment   (2,611,743)      (882,627)
   Capitalized software development
      costs                                (963,553)           --
   Acquisition of subsidiary, net of
      cash acquired                      (4,237,161)   (17,118,849)
                                       ------------   ------------
Net cash used in investing activities   (19,147,912)   (18,001,476)
                                       ------------   ------------

FINANCING ACTIVITIES:
   Proceeds from borrowings                     --       7,500,000
   Repayment of borrowings                 (880,334)    (3,410,396)
   Repayment of borrowings from
      shareholder                               --       1,837,347
   Contribution from shareholder                --      10,500,000
   Issuance of common stock, net of
      issuance costs paid                52,980,824

   Proceeds from exercises under stock
      plans, net                            238,948             --
   Bank overdrafts                               --        265,407
                                       ------------   ------------
Net cash provided by financing
   activities                            52,339,438     16,692,358
                                       ------------   ------------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                           38,080,464         87,624
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                             28,039,323        363,398
                                       ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                               $66,119,787   $    451,022
                                       ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                        $    31,398   $    112,947
                                        ===========   ============
   Income taxes paid                    $ 1,942,173   $    --
                                        ===========   ============

Noncash investing activities -
      contribution of fixed assets from
      shareholder                       $        --   $  1,308,191
                                        ============  ============


         See accompanying notes to condensed financial statements.







INSPIRE INSURANCE SOLUTIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL -- INSpire Insurance Solutions, Inc. ("INSpire" or the "Company") is a provider of policy and claims administration and information technology outsourcing services to the property and casualty ("P&C") insurance industry. The Company also develops, markets, licenses and supports computer software and related services to the P&C insurance industry. The Company sells its products directly to the customer. The majority of sales are in North America. Prior to the initial public offering of common stock on August 22, 1997, the Company was a wholly-owned subsidiary of The Millers Mutual Fire Insurance Company ("Millers Mutual").

     PARAGON INTERFACE, INC. ACQUISITION -- On April 20, 1998, the Company acquired all of the outstanding shares of common stock of Paragon
Interface, Inc. ("Paragon") for an aggregate cash purchase price of $4,250,000 and costs and expenses of approximately $100,000. This acquisition was funded with cash generated from operating activities.

     This acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market values. As of the acquisition date, assets acquired and liabilities assumed were as follows:

     Purchase price                                  $ 4,350,000
     Fair values of net assets acquired:
          Software                                     2,000,000
          Purchased research and development           2,000,000
          Fair value of tangible assets acquired         603,861
          Liabilities assumed                        (1,487,122)
                                                     -----------
                                                       3,116,739
                                                     -----------
     Goodwill                                        $ 1,233,261
                                                     ===========

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

     The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K (File No.000-23005).

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to current year presentation.

     NET INCOME (LOSS) PER SHARE - Net income (loss) per share (basic) of the Company is computed by dividing net income or loss by the weighted average number of shares outstanding. The weighted average number of shares (basic) was 12,172,663 and 7,000,000 for the three months ended June 30, 1998 and 1997, respectively, and 11,248,595 and 7,000,000 for the six months ended June 30, 1998, respectively. The weighted average number of shares (diluted) was 13,468,877 and 7,749,221 for the three months ended June 30, 1998 and 1997, respectively, and 12,601,197 and 7,000,000 for the six months ended June 30, 1998 and 1997, respectively.


2.   RELATED PARTY TRANSACTIONS

     The Company provides outsourcing services and software and software services to Millers Mutual, a shareholder of the Company, and The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.4% subsidiary of Millers Mutual, under the terms of various agreements. For the six months ended June 30, 1998 and 1997, under such agreements, the Company earned total fees of approximately $11,584,000 and $6,320,000, respectively.

     Prior to January 1, 1998, pursuant to various agreements, Millers Mutual provided management and administration services to the Company. For the six months ended June 30, 1997, total fees paid by the Company to Millers Mutual were approximately $1,200,000. Effective January 1, 1998, the Company and Millers Mutual entered into a new agreement whereby the Company provides benefits administration services to Millers Mutual and Millers Casualty for a monthly fee of $15,000. As of June 30, 1998, total fees earned under this agreement were $90,000.

     During each of the six month periods ended June 30, 1998 and 1997, the Company incurred rental expense of approximately $158,000 under a month-to-month lease agreement with Millers Mutual.

     There was a net receivable due from Millers Mutual of approximately $2,424,000 at June 30, 1998 and $1,301,000 at December 31, 1997.


3.   COMMITMENTS AND CONTINGENCIES

     In February 1997, the Philadelphia Contributionship for the Insurance of Houses from Loss by Fire ("PCIHLF") filed a lawsuit (Civil Action No. 97-CV-1262) against Strategic Data Systems, Inc. ("SDS"), which was acquired by the Company in March 1997 and merged into the Company in July 1998, in the United States District Court for the Eastern District of Pennsylvania. This suit alleged that certain systems that SDS sold to PCIHLF in 1995 did not meet PCIHLF's specifications. PCIHLF claimed damages in excess of $1,300,000. During the three months ended June 30, 1998, the Company and PCIHLF settled this suit under terms having no material adverse effect on the Company.

     The Company is not a party to any other legal proceedings that the Company believes could have a material adverse effect on the Company's business, financial condition or operating results.


4.   SUBSEQUENT EVENT

     On July 21, 1998, the Board of Directors approved a three-for-two stock split, to be effected in the form of a stock dividend, payable on August 17, 1998 to shareholders of record as of the close of business on July 31, 1998. Due to this stock dividend, a transfer of approximately $61,000 from retained earnings to common stock will be reflected in the July 31, 1998 balance sheet. Pro forma net income (loss) per share (basic), giving retroactive effect to this stock dividend, would have been $.06 for each of the three month periods ended June 30, 1998 and 1997, and $.20 and ($.27) for the six months ended June 30, 1998 and 1997, respectively. Pro forma net income (loss) per share (diluted), giving retroactive effect to this stock dividend, would have been $.05 for each of the three month periods ended June 30, 1998 and 1997, and $.18 and ($.27) for the six months ended June 30, 1998 and 1997, respectively.







                      INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas


     We have reviewed the accompanying condensed balance sheet of INSpire Insurance Solutions, Inc. (the "Company") as of June 30, 1998, and the related condensed statements of operations for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and condensed statement of cash flows for the six months ended June 30, 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of INSpire Insurance Solutions, Inc. as of December 31, 1997 and June 30, 1997 (not presented herein), and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997 (not presented herein) and the six months ended June 30, 1997; and in our reports dated January 19, 1998 and July 18, 1997, respectively, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997 and the accompanying condensed statements of operations and cash flows for the six months ended June 30, 1997 is fairly stated, in all material respects, in relation to the financial statements from which they have been derived.




DELOITTE & TOUCHE LLP

Fort Worth, Texas
July 20, 1998







ITEM 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     PARAGON INTERFACE, INC. ACQUISITION - On April 20, 1998, the Company acquired (the "Paragon Acquisition") all of the outstanding shares of common stock of Paragon Interface, Inc. ("Paragon") for $4.25 million and costs and expenses of approximately $100,000. This acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market value.

     STOCK SPLIT - On July 21, 1998, the Board of Directors approved a three-for-two stock split, to be effected in the form of a stock dividend, payable on August 17, 1998 to shareholders of record as of the close of business on July 31, 1998. Due to this stock dividend, a transfer of approximately $61,000 from retained earnings to common stock will be reflected in the July 31, 1998 balance sheet. Pro forma net income (loss) per share (basic), giving retroactive effect to this stock dividend, would have been $.06 for each of the three month periods ended June 30, 1998 and 1997, and $.20 and ($.27) for the six months ended June 30, 1998 and 1997, respectively. Pro forma net income (loss) per share (diluted), giving retroactive effect to this stock dividend, would have been $.05 for each of the three month periods ended June 30, 1998 and 1997, and $.18 and ($.27) for the six months ended June 30, 1998 and 1997, respectively.







RESULTS OF OPERATIONS

     The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:


                                   Three months ended  Six months ended
                                        June 30,           June 30,
                                   ------------------- ----------------
                                     1998      1997     1998      1997
                                     ----      ----     ----      ----
                                      (unaudited)         (unaudited)

REVENUES:
  Outsourcing services                54.4 %    50.8 %   54.8 %    61.9 %
  Software and software services      42.4      43.0     42.0      32.5
  Other                                3.2       6.2      3.2       5.6
                                     -----     -----    -----     -----
  Total revenues                     100.0     100.0    100.0     100.0
                                     -----     -----    -----     -----
EXPENSES:
  Cost of outsourcing services        28.0      34.5     29.3      43.4
  Cost of software and software
      services                        23.1      24.0     22.7      18.7
  Cost of other revenues               2.1       3.4      2.2       3.0
  Selling, general and
      administrative                  18.2      11.5     17.9       8.6
  Research and development             3.2       3.7      2.8       2.9
  Depreciation and amortization        6.8       7.7      6.7       7.3
  Purchased research and development   9.5       --       5.1      12.9
  Deferred compensation                --        5.9       --      17.0
  Management fees to shareholder       --        3.8       --       5.2
                                     -----     -----    -----     -----
      Total expenses                  90.9      94.5     86.7     119.0
                                     -----     -----    -----     -----
OPERATING INCOME (LOSS)                9.1       5.5     13.3     (19.0)
OTHER INCOME (EXPENSE)                 4.1      (0.7)     3.2      (0.7)
                                     -----     -----    -----     -----
INCOME (LOSS) BEFORE INCOME TAX       13.2       4.8     16.5     (19.7)
INCOME TAX BENEFIT (EXPENSE)          (8.1)     (0.5)    (7.9)      7.4
                                     -----     -----    -----     -----
NET INCOME (LOSS)                      5.1 %     4.3 %    8.6 %   (12.3) %
                                     =====     =====    =====     =====


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUES. Total revenues were $21.0 million for the three months ended June 30, 1998 compared to $15.1 million for the three months ended June 30, 1997, an increase of $5.9 million or 39%. Outsourcing services revenues were $11.4 million for the three months ended June 30, 1998 compared to $7.7 million for the three months ended June 30, 1997, an increase of $3.7 million or 48%. The growth in outsourcing services revenues is due primarily to: (i) the Company performing outsourcing services under eight significant outsourcing contracts that it entered into after June 30, 1997 and (ii) an increase in outsourcing services after June 30, 1997 provided under two significant claims administration agreements. Software and software services revenues were $8.9 million for the three months ended June 30, 1998 compared to $6.5 million for the three months ended June 30, 1997, an increase of $2.4 million or 37%. The growth in software and software services revenues during the three months ended June 30, 1998 is primarily attributable to increased license fees and consulting services revenues resulting from an increase of in-process installations of the Windows into Property and Casualty System ("WPC") and increases in license fees and consulting rates. This growth was slightly offset by the sale of a subsidiary, which had software and software services revenues of approximately $1.2 million during the three months ended June 30, 1997, in September 1997.

     COST OF REVENUES. Cost of revenues, which is comprised mainly of personnel costs, was $11.2 million for the three months ended June 30, 1998 compared to $9.3 million for the three months ended June 30, 1997, an increase of $1.9 million or 20%. Cost of outsourcing services was $5.9 million for the three months ended June 30, 1998 compared to $5.2 million for the three months ended June 30, 1997, an increase of $700,000 or 13%. this increase is primarily attributable to costs associated with the performance of the ten significant outsourcing contracts described above. cost of outsourcing services as a percentage of outsourcing services revenues decreased to 51% for the three months ended June 30, 1998 from 68% for the three months ended June 30, 1997. This decrease is a result of economies of scale associated with spreading certain fixed costs over a larger revenue base and lower personnel costs as a percentage of revenues. cost of software and software services was $4.8 million for the three months ended June 30, 1998 compared to $3.6 million for the three months ended June 30, 1997, an increase of $1.2 million or 33%. This increase is primarily attributable to the costs associated with the increased consulting services related to the WPC installations described above.
cost of software and software services as a percentage of software and software services revenues decreased to 54% for the three months ended June 30, 1998 from 56% for the three months ended June 30, 1997. This decrease is a result of economies of scale associated with spreading certain fixed costs over a larger revenue base.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, including management fees paid to shareholder, were $3.8 million for the three months ended June 30, 1998 compared to $2.3 million for the three months ended June 30, 1997, an increase of $1.5 million or 65%. Selling, general and administrative expenses as a percentage of total revenues increased to 18% for the three months ended June 30, 1998 from 15% for the three months ended June 30, 1997. This increase is primarily due to: (i) increased marketing costs and (ii) additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth.

     RESEARCH AND DEVELOPMENT. Research and development expense was $676,000 for the three months ended June 30, 1998 compared to $554,000 for the three months ended June 30, 1997, an increase of $122,000 or 22%. This increase is due to the Company's increased focus on the development of new software products and the expansion of the functionality of current software products. This expense is comprised primarily of personnel, equipment and occupancy costs related to software development. Research and development expense for the three months ended June 30, 1998 is net of capitalized software development costs of $486,000. There were no capitalized software development costs during the three months ended June 30, 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $1.4 million for the three months ended June 30, 1998 compared to $1.2 million for the three months ended June 30, 1997, an increase of approximately $200,000 or 17%. This increase is primarily attributable to:
(i) amortization of goodwill and capitalized software recorded in connection with the Paragon Acquisition and (ii) acquisitions of property and equipment of $3.9 million in the aggregate since June 30, 1997 as a result of the expansion in infrastructure to support the Company's growth.

     NONRECURRING OPERATING EXPENSES. In the purchase price allocation of the Paragon Acquisition, $2.0 million was assigned to purchased research and development. This amount, which is not deductible for tax purposes, was charged to operations in April 1998. In addition, $884,000 was charged to operations as deferred compensation associated with stock options granted to executive officers in May 1997.

     OTHER INCOME. Other income (expense) increase to $859,000 for the three months ended June 30, 1998 from $(108,000) for the three months ended June 30, 1997. This increase is primarily attributable to an increase of $819,000 in interest income due to an increase in short-term investments purchased with net proceeds from the Company's initial public offering in August 1997 and follow-on public offering in March 1998. During the three months ended June 30, 1997, the Company did not have significant investments that earned interest income.

     NET INCOME. Net income was $1.1 million, or $.08 per diluted share ($.09 per basic share), for the three months ended June 30, 1998, compared to net income of $639,000, or $.08 per diluted share ($.09 per basic share), for the six months ended June 30, 1997. Excluding the impact on net income resulting from the $2.0 million write-off of purchased research and development associated with the Paragon Acquisition, net income would have been $3.1 million, or $.23 per diluted share ($.25 per basic share), for the three months ended June 30, 1998. Excluding the impact on net income resulting from the charge to operation of $884,000 (or $566,000, net of tax) of deferred compensation associated with stock options granted to executive officers, net income would have been $1.2 million, or $.16 per diluted share ($.17 per basic share), for the three months ended June 30, 1997.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUES. Total revenues were $39.3 million for the six months ended June 30, 1998 compared to $23.3 million for the six months ended June 30, 1997, an increase of $16.0 million or 69%. Outsourcing services revenues were $21.5 million for the six months ended June 30, 1998 compared to $14.4 million for the six months ended June 30, 1997, an increase of $7.1 million or 49%. The growth in outsourcing services revenues is due primarily to:
(i) the Company performing outsourcing services under eight significant outsourcing contracts entered into after June 30, 1997 and (ii) an increase in outsourcing services after June 30, 1997 provided under two other significant claims administration agreements. Software and software services revenues were $16.5 million for the six months ended June 30, 1998 compared to $7.6 million for the six months ended June 30, 1997, an increase of $8.9 million or 117%. The growth in software and software services revenues during the six months ended June 30, 1998 is primarily attributable to: (i) the acquisition of Strategic Data Systems, Inc. ("SDS") on March 12, 1997 by the Company (the "SDS Acquisition") and (ii) is primarily attributable to increased license fees and consulting services revenues resulting from an increase of in-process installations of WPC and increases in license fees and consulting rates. This growth was slightly offset by the sale of a subsidiary, which had software and software services revenues of approximately $1.4 million during the six months ended June 30, 1997, in September 1997.

     COST OF REVENUES. Cost of revenues, which is comprised mainly of personnel costs, was $21.2 million for the six months ended June 30, 1998 compared to $15.1 million for the six months ended June 30, 1997, an increase of $6.1 million or 40%. Cost of outsourcing services was $11.5 million for the six months ended June 30, 1998 compared to $10.1 million for the six months ended June 30, 1997, an increase of $1.4 million or 14%. this increase is primarily attributable to the increased costs associated with the performance of the ten significant outsourcing contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues decreased to 53% for the six months ended June 30, 1998 from 70% for the six months ended June 30, 1997. This decrease is a result of economies of scale associated with spreading certain fixed costs over a larger revenue base and lower personnel costs as a percentage of revenues. cost of software and software services was $8.9 million for the six months ended June 30, 1998 compared to $4.4 million for the six months ended June 30, 1997, an increase of $4.5 million or 102%. This increase is primarily attributable to the additional cost of revenues associated with the SDS acquisition and the costs associated with the increased consulting services related to the WPC installations described above. Cost of software and software services as a percentage of software and software services revenues decreased to 54% for the six months ended June 30, 1998 from 58% for the six months ended June 30, 1997. This decrease is a result of economies of scale associated with spreading certain fixed costs over a larger revenue base.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, including management fees paid to shareholder, were $7.1 million for the six months ended June 30, 1998 compared to $3.2 million for the six months ended June 30, 1997, an increase of $3.9 million or 122%. Selling, general and administrative expenses as a percentage of total revenues increased to 18% for the six months ended June 30, 1998 from 14% for the six months ended June 30, 1997. This increase is primarily due to: (i) increased marketing costs (ii) the SDS Acquisition and (iii) additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth.

     RESEARCH AND DEVELOPMENT. Research and development expense was $1.1 million for the six months ended June 30, 1998 compared to $680,000 for the six months ended June 30, 1997, an increase of $420,000 or 62%. This increase is due to the Company not incurring any significant research and development expenses prior to the SDS Acquisition and the Company's increased focus on the development of new software products and the expansion of the functionality of current software products. This expense is comprised primarily of personnel, equipment and occupancy costs related to software development. Research and development expense for the six months ended June 30, 1998 is net of capitalized software development costs of $964,000. There were no capitalized software development costs during the six months ended June 30, 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $2.6 million for the six months ended June 30, 1998 compared to $1.7 million for the six months ended June 30, 1997, an increase of approximately $900,000 or 53%. This increase is primarily attributable to:
(i) amortization of goodwill and capitalized software recorded in connection with the SDS Acquisition and the Paragon Acquisition and (ii) acquisitions of property and equipment of $4.3 million in the aggregate since June 30, 1997 as a result of the expansion in infrastructure to support the Company's growth.

     NONRECURRING OPERATING EXPENSES. In the purchase price allocation of the SDS Acquisition, $3.0 million was assigned to purchased research and development. This amount, which is not deductible for tax purposes, was charged to operations in March 1997. In addition, $3.9 million was charged to operations as deferred compensation associated with stock options granted to executive officers during the six months ended June 30, 1997. In the purchase price allocation of the Paragon Acquisition, $2.0 million was assigned to in-process research and development. This amount was charged to operations in April 1998.

     OTHER INCOME. Other income (expense) increased to $1.3 million for the six months ended June 30, 1998 from $(159,000) for the six months ended June 30, 1997. This increase is primarily attributable to an increase of $1.2 million in interest income due to an increase in short-term investments purchased with net proceeds from the Company's initial public offering in August 1997 and follow-on public offering in March 1998.
During the six months ended June 30, 1997, the Company did not have significant investments that earned interest income.

     NET INCOME. Net income was $3.4 million, or $.27 per diluted share ($.30 per basic share), for the six months ended June 30, 1998, compared to a net loss of $2.9 million, or $.41 per diluted share ($.41 per basic share), for the six months ended June 30, 1997. Excluding the impact on net income resulting from the $2.0 million write-off of purchased research and development associated with the Paragon Acquisition, net income would have been $5.4 million, or $.43 per diluted share ($.48 per basic share), for the six months ended June 30, 1998. Excluding the impact on the net loss resulting from the charge to operations of $3.9 million of deferred compensation associated with stock options granted to executive officers and the write-off of purchased research and development of $3.0 million (or $4.5 million, net of tax) net income would have been $1.6 million, or $.21 per diluted share ($.23 per basic share), for the six months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $66.1 million as of June 30, 1998 compared to $28.0 million as of December 31, 1997, an increase of $38.1 million. Net cash provided by operating activities was $4.9 million for the six months ended June 30, 1998 compared to net cash provided by operating activities of $1.4 million for the six months ended June 30, 1997. Net cash used in investing activities was $19.1 million for the six months ended June 30, 1998, which is primarily attributable to: (i) the purchase of $11.3 million in short-term investments, (ii) the purchase of $2.6 million in property and equipment and (iii) the Paragon Acquisition. Net cash used in investing activities was $18.0 million for the six months ended June 30, 1997, which is primarily attributable to the SDS Acquisition. Net cash provided by financing activities was $52.3 million for the six months ended June 30, 1998, which is primarily attributable to the follow-on public offering on March 27, 1998, compared to net cash provided by financing activities of $16.7 million for the six months ended June 30, 1997, which is primarily due to capital contributions from a shareholder and borrowings of $18.1 million to fund the SDS Acquisition.

     The Company entered into a bank credit facility (the "NationsBank Facility") with Nationsbank of Texas, N.A. ("NationsBank") on March 12, 1997, pursuant to which the Company borrowed $5.0 million under a term credit facility and $2.5 million under a $4.0 million revolving credit facility, subject to a borrowing base formula, to finance in part the SDS Acquisition. The Company must pay a commitment fee of 0.25% per annum on the average daily unused portion of the revolving credit facility. In addition, the NationsBank Facility contains certain restrictive covenants that require the Company to meet certain requirements, such as maintaining a minimum net worth, and that, without the prior written consent of NationsBank, prohibit the Company from incurring indebtedness other than pursuant to the NationsBank Facility or declaring or paying dividends or other distributions. The revolving credit facility matures March 12, 1999. Borrowings under the NationsBank Facility are secured by all accounts receivable, inventory, equipment, servicing contract rights, and other personal property of the Company. As of June 30, 1998, there are no outstanding borrowings under the NationsBank Facility and the Company is in compliance with its covenants under the NationsBank Facility.

     The Company believes that cash generated from operations and its net proceeds from the initial public offering and follow-on public offering will satisfy the Company's anticipated working capital requirements for at least one year. The Company, however, may require substantial additional funds for potential acquisitions and expansion. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business.

YEAR 2000 ISSUES

     The Company believes that the computer equipment and software used and sold by the Company will function properly with respect to dates in the Year 2000 and thereafter. The Company is in the process of communicating with and distributing questionnaires to its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and the extent to which any products purchased by or from, or internal systems of, such entities are vulnerable to Year 2000 issues. The Company presently believes that the Year 2000 issues will not require the Company to incur any material costs or pose significant operational problems for the Company directly or as a result of any Year 2000 issues of suppliers or customers. The Company believes that Year 2000 issues of its customers or potential customers provide opportunities to the Company to market its products and services as a solution to such Year 2000 issues.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     THIS Report on Form 10-Q contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, including but not limited to statements made under "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future results and operations of the Company, and which may be indicated by words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, are "forward-looking statements." Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to difficulties associated with growth, the Company's dependence on major customers and limited operating history, technological change, competitive factors and pricing pressures, product development risks, changes in legal and regulatory requirements, and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by this paragraph.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     In February 1997, the Philadelphia Contributionship for the Insurance of Houses from Loss by Fire ("PCIHLF") filed a lawsuit (Civil Action No. 97-CV-1262) against SDS in the United States District Court for the Eastern District of Pennsylvania. This suit alleged that certain systems that SDS sold to PCIHLF in 1995 did not meet PCIHLF's specifications. PCIHLF claimed damages in excess of $1.3 million. During the three months ended June 30, 1998, the Company and PCIHLF settled this suit under terms having no material adverse effect on the Company.

     The Company is not a party to any other legal proceedings that the Company believes could have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Effective April 7, 1998, the Board of Directors of the Company approved and adopted the First Amendment to the Rights Agreement by and between the Company and U.S. Trust Company of Texas, N.A. dated as of July 30, 1997 (the "Rights Agreement"). Pursuant to such First Amendment to the Rights Agreement, the exercise of each Series A Junior Preferred Stock Purchase Right issued under the Rights Agreement, which represents the right to purchase from the Company one one-hundredth (1/100) of a share of Series A Junior Preferred Stock, par value $1.00 per share, was increased from $40.00 to $100.00.

     Under the terms of the NationsBank Facility, the Company cannot declare or pay any dividends or return any capital to its shareholders or authorize or make any other distribution, payment or delivery of property or cash to its shareholders as such without the prior written consent of NationsBank.

     Pursuant to a Registration Statement on Form S-1 (Registration No. 333-31173), which became effective on August 22, 1997, filed in connection with the initial public offering (the "IPO") of the Company's common stock, par value $.01 per share, and the related Series A Junior Preferred Stock Purchase Rights, the Company sold 3,191,250 shares of Common Stock and The Millers Mutual Fire Insurance Company ("Millers Mutual") sold 3,133,750 shares of Common Stock.

     Net offering proceeds of the IPO were used to repay approximately $2.8 million in borrowings from Millers Mutual and approximately $7.2 million in borrowings from NationsBank. During the three months ended June 30, 1998, the Company used approximately $3.5 million of net offering proceeds of the IPO for general corporate purposes, including working capital and purchases of property and equipment. Except for compensation and reimbursement of expenses paid to directors and officers of the Company, none of such net offering proceeds used during the three months ended June 30, 1998 was paid directly or indirectly to directors or officers of the Company, general partners or the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or to affiliates of the Company. The remaining net offering proceeds of the IPO have been invested in short-term investments with various maturity dates and will be used for general corporate purposes, including working capital, research and development and possible acquisitions. The Company has no present commitments or understandings with respect to the acquisition of any business, although the Company continues to monitor potential acquisition opportunities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The 1998 Annual Meeting of Shareholders of the Company (the "Meeting") was held on April 21, 1998.

     (b) R. Earl Cox, III was elected to serve as a director at the Meeting for a term of three years. The terms of office as directors of F. George Dunham, III, Harry E. Bartel and Mitch S. Wynne continued after the Meeting.

     (c) R. Earl Cox, III was elected to serve as a director until the Company's 2001 annual meeting of shareholders according to the following votes:

          For:  8,858,635          Against or withheld:  126,114

          Abstentions:   0         Broker non-votes:   0

          The Company's Second Amended and Restated 1997 Stock Option Plan was approved and ratified according to the following votes:

          For:  5,736,542          Against or withheld:  2,098,194

          Abstentions:  11,625     Broker non-votes:  1,138,388

          The Company's 1997 Director Stock Option Plan was amended by the First Amendment to Director Stock Option Plan according to the following votes:

          For:  7,219,591          Against or withheld:  1,751,623

          Abstentions:  13,035     Broker non-votes:  500

          Any officer or officers of the Company were authorized to negotiate, and to cause the Company to enter into, a lease agreement with respect to certain office space used by the Company according to the following votes:

          For:  6,234,261          Against or withheld:  1,569,000

          Abstentions: 43,100      Broker non-votes:   1,138,388

          The appointment by the Board of Directors of Deloitte & Touche LLP as the independent auditors of the Company's financial statements for the year ended December 31, 1998 was ratified according to the following votes:

          For:  8,981,099          Against or withheld:  1,300

          Abstentions: 2,350       Broker non-votes: 0

     (d)  None.




ITEM 5.   OTHER INFORMATION.

     On April 28, 1998, William J. Smith, III was elected President and Chief Operating Officer of the Company. F. George Dunham, III, who held the positions of President, Chief Executive Officer and Chairman of the Board prior to the election of Mr. Smith, will continue as Chief Executive Officer and Chairman of the Board. The Board of Directors also elected Mr. Smith to serve as a director of the Company until the 1999 annual meeting of shareholders. Prior to joining the Company, Mr. Smith served as Vice President of Sales, Midrange Systems, for IBM North America.

     To be considered for inclusion in the Company's proxy statement for the 1999 annual meeting, shareholder proposals must be received at the Company's principal executive office no later than December 2, 1998. Notice of any shareholder proposals for the 1999 annual meeting that will not be included in such proxy statement must be received by the Company at its principal executive office no later than February 15, 1999 to be considered timely for purposes of Rule 14a - 4(c)(1) under the Securities Act of 1934, as amended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are filed as part of this Form 10-Q:

     2.1 Form of Stock Purchase Agreement, dated April 20, 1998, by and among the Company, Paragon Interface, Inc. and the shareholders of Paragon Interface, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Form 10-Q for the three months ended March 31, 1998 filed on May 14, 1998).

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

     3.3    Form of First Amendment to the Bylaws of the Company
            (Incorporated by reference to Exhibit 3.3 of the Company's Form 10-Q for the three months ended March 31, 1998 filed on May 14, 1998).

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

     4.3 Form of First Amendment to Rights Agreement (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-Q for the three months ended March 31, 1998 filed on May 14, 1998).

     11.1   Statement regarding Computation of Per Share Earnings.

     15.1   Letter Re:  Unaudited Interim Financial Information.

     27.1   Financial Data Schedule (EDGAR version only).

     (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.





                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1998            INSPIRE INSURANCE SOLUTIONS, INC.

                                   /S/F. GEORGE DUNHAM, III
                                   ---------------------------------
                                   F. George Dunham, III
                                   Chief Executive Officer, Chairman and
                                     Director

Date:  August 14, 1998            /S/TERRY G. GAINES
                                   ---------------------------------
                                   Terry G. Gaines
                                   Executive Vice President, Chief
                                     Financial Officer and Treasurer



                                     EXHIBIT INDEX


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                   DESCRIPTION                                  PAGES
-------                   -----------                               ------------

2.1 Form of Stock Purchase Agreement, dated April 20, 1998, by and among the Company, Paragon Interface, Inc. and the shareholders of Paragon Interface, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Form 10-Q for the three months ended March 31, 1998 filed on May 14, 1998).

3.1 Restated Articles of Incorporation of the Company and Articles of Amendment No. 1 thereto (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-31173).

3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Registration
       Statement on Form S-1, Registration No. 333-31173).

3.3    Form of First Amendment to the Bylaws of the Company
       (Incorporated by reference to Exhibit 3.3 of the Company's
       Form 10-Q for the three months ended March 31, 1998 filed on May 14, 1998).

4.1 Specimen Certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 of the Company's
       Registration Statement on Form S-1, Registration No. 333-
       31173).

4.2 Form of Rights Agreement, by and between the Company and U.S. Trust Company of Texas, N.A. dated as of July 30, 1997
       (Incorporated by reference to Exhibit 4.2 of the Company's
       Registration Statement on Form S-1, Registration No. 333-
       31173).

4.3 Form of First Amendment to Rights Agreement (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-Q for the three months ended March 31, 1998 filed on May 14, 1998).

11.1   Statement regarding Computation of Per Share Earnings.

15.1   Letter Re:  Unaudited Interim Financial Information.

27.1   Financial Data Schedule (EDGAR version only).