Form 10-Q/A
period 1998-06-30
INSPIRE INSURANCE SOLUTIONS INC
filed 1998-09-11
CIK 1042051

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-Q/A
                             (AMENDMENT NO. 1)

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

Yes  [ X ]   No  [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1998: 12,214,306. On July 21, 1998, the registrant approved a three-for-two stock split, to be effected in the form of a stock dividend, payable on August 17, 1998 to shareholders of record as of the close of business on July 31, 1998. After giving effect to such stock dividend, the number of shares outstanding of the issuer's classes of common stock would be 18,321,459.


     This Amendment No. 1 to Form 10-Q amends and supplements the quarterly report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998 (the "Form 10-Q"), of INSpire Insurance Solutions, Inc. (the "Company"). Capitalized terms used herein have the meanings ascribed to such terms in the Form 10-Q unless otherwise defined herein.

     The Form 10-Q is hereby amended and supplemented by amending and restating Part I, Item 2 of the Form 10-Q. The only change from the Form 10-Q is an addition to the "Recent Developments - Stock Split" section of
Part I, Item 2 to clarify the number of shares of common stock of the Company both before and after giving effect to the three-for-two stock split approved by the Company on July 21, 1998.

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

     STOCK SPLIT - On July 21, 1998, the Board of Directors approved a three-for-two stock split, to be effected in the form of a stock dividend, payable on August 17, 1998 to shareholders of record as of the close of business on July 31, 1998. As of August 10, 1998, there were 12,214,306 outstanding shares of common stock, par value $.01 per share, of the Company (the "Common Stock"). After giving effect to this stock dividend, there would be 18,321,459 outstanding shares of Common Stock. Due to this stock dividend, a transfer of approximately $61,000 from retained earnings to common stock will be reflected in the July 31, 1998 balance sheet. Pro forma net income (loss) per share (basic), giving retroactive effect to this stock dividend, would have been $.06 for each of the three month periods ended June 30, 1998 and 1997, and $.20 and ($.27) for the six months ended June 30, 1998 and 1997, respectively. Pro forma net income
(loss) per share (diluted), giving retroactive effect to this stock dividend, would have been $.05 for each of the three month periods ended June 30, 1998 and 1997, and $.18 and ($.27) for the six months ended June 30, 1998 and 1997, respectively.




RESULTS OF OPERATIONS

     The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:


                                   Three months ended     Six months ended
                                        June 30,              June 30,
                                   -------------------    ----------------
                                     1998      1997        1998      1997
                                     ----      ----        ----      ----
                                      (unaudited)       (unaudited)

REVENUES:
  Outsourcing services              54.4%     50.8%        54.8%     61.9%
  Software and software
     services                       42.4      43.0         42.0      32.5
  Other                              3.2       6.2          3.2       5.6
                                  ------     -----        -----     -----
     Total revenues                100.0     100.0        100.0     100.0
                                  ------     -----        -----     -----
EXPENSES:
  Cost of outsourcing services      28.0      34.5         29.3      43.4
  Cost of software and
     software services              23.1      24.0         22.7      18.7
  Cost of other revenues             2.1       3.4          2.2       3.0
  Selling, general and
     administrative                 18.2      11.5         17.9       8.6
  Research and development           3.2       3.7          2.8       2.9
  Depreciation and amortization      6.8       7.7          6.7       7.3
  Purchased research and
     development                     9.5        --          5.1      12.9
  Deferred compensation               --       5.9           --      17.0
  Management fees to
     shareholder                      --       3.8           --       5.2
                                  ------     -----        -----     -----
       Total expenses               90.9      94.5         86.7     119.0
                                  ------     -----        -----     -----
OPERATING INCOME (LOSS)              9.1       5.5         13.3     (19.0)
OTHER INCOME (EXPENSE)               4.1      (0.7)         3.2      (0.7)
                                  ------     -----        -----     -----
INCOME (LOSS) BEFORE INCOME TAX     13.2       4.8         16.5     (19.7)
INCOME TAX BENEFIT (EXPENSE)        (8.1)     (0.5)        (7.9)      7.4
                                  ------     -----        -----     -----

NET INCOME (LOSS)                    5.1%      4.3%         8.6%    (12.3)%
                                  ======     =====        =====     =====


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

     OTHER INCOME. Other income (expense) increased to $859,000 for the three months ended June 30, 1998 from $(108,000) for the three months ended June 30, 1997. This increase is primarily attributable to an increase of $819,000 in interest income due to an increase in short-term investments purchased with net proceeds from the Company's initial public offering in August 1997 and follow-on public offering in March 1998. During the three months ended June 30, 1997, the Company did not have significant investments that earned interest income.

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

Date:  September 9, 1998      INSPIRE INSURANCE SOLUTIONS, INC.

                              /S/F. GEORGE DUNHAM, III
                              ------------------------------------------
                              F. George Dunham, III
                              Chief Executive Officer, Chairman and
                              Director

Date:  September 9, 1998      /S/TERRY G. GAINES
                              ------------------------------------------
                              Terry G. Gaines
                              Executive Vice President, Chief Financial
                              Officer and Treasurer