Form 10-Q
period 1998-09-30
INSPIRE INSURANCE SOLUTIONS INC
filed 1998-11-13
CIK 1042051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . . . . . . . . . . . . . . . September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from . . . . . . . . . . . .to. . . . . . . . . . . .

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


                                  817-332-7761
              (Registrant's telephone number, including area code)

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

Yes  [X]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 1998: 18,434,626.

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----

PART I  - FINANCIAL INFORMATION....................................................................      1

Item 1.   Financial Statements.....................................................................      1

          Condensed Balance Sheets as of September 30, 1998 (unaudited)
          and December 31, 1997....................................................................      1

          Condensed Statements of Operations (unaudited) for the three months and
          nine months ended September 30, 1998 and 1997............................................      2

          Condensed Statements of Cash Flows (unaudited) for the nine months ended
          September 30, 1998 and 1997..............................................................      3

          Notes to Condensed Financial Statements (unaudited)......................................      4

          Independent Accountants' Report..........................................................      6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................................................      7



PART II - OTHER INFORMATION........................................................................     12

Item 1.   Legal Proceedings........................................................................     12

Item 2.   Changes in Securities and Use of Proceeds................................................     12

Item 5.   Other Information........................................................................     13

Item 6.   Exhibits and Reports on Form 8-K.........................................................     13


Signatures.........................................................................................     15


PART I  - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                        INSPIRE INSURANCE SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS


                                                                        September 30, December 31,
                                                                            1998          1997
                                                                        ------------  ------------
                                                                        (unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .......................................  $ 58,647,587  $ 28,039,323
     Investments .....................................................    15,603,278            --
     Accounts receivable, net ........................................    13,986,096    10,976,672
     Income taxes receivable .........................................       121,076       149,041
     Deferred income taxes ...........................................       721,997     1,434,000
     Prepaid expenses and other current assets .......................     7,629,213     4,154,417
                                                                        ------------  ------------
           Total current assets ......................................    96,709,247    44,753,453
Accounts receivable, excluding current portion .......................            --        74,258
Property and equipment, net (accumulated depreciation
 1998 $13,129,286; 1997 $10,382,308) .................................     9,856,114     6,029,973
Intangibles and other assets .........................................    20,066,820    17,039,634
                                                                        ------------  ------------
TOTAL ................................................................  $126,632,181  $ 67,897,318
                                                                        ============  ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ................................................  $     654,58  $    834,418
     Accrued payroll and compensation ................................       837,774       633,252
     Other accrued expenses ..........................................     2,075,131     1,485,543
     Unearned revenue ................................................     2,030,323     5,053,165
     Deferred compensation ...........................................     2,201,296     2,699,000
     Income taxes payable ............................................     2,106,657     3,063,000
     Current portion of long-term debt ...............................       565,214       609,658
                                                                        ------------  ------------
           Total current liabilities .................................    10,470,975    14,378,036
                                                                        ------------  ------------
Deferred compensation ................................................       406,846     1,657,017
Long-term debt .......................................................            --       373,151
Deferred income taxes ................................................     3,087,030     2,723,000

Commitments and contingencies ........................................            --            --

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued and outstanding .......................            --            --
     Common stock, $.01 par value; 50,000,000 shares
       authorized, 18,431,701 shares issued and outstanding
       in 1998; 15,286,875 shares issued and outstanding in 1997 .....       184,317       101,913
     Additional paid-in capital ......................................   105,976,548    48,725,299
     Retained earnings (accumulated deficit) .........................     6,506,465       (61,098)
                                                                        ------------  ------------
           Total shareholders' equity ................................   112,667,330    48,766,114
                                                                        ------------  ------------
TOTAL ................................................................  $126,632,181  $ 67,897,318
                                                                        ============  ============

            See accompanying notes to condensed financial statements.

                      INSPIRE INSURANCE SOLUTIONS, INC.
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three months ended            Nine months ended
                                                           September 30,                September 30,
                                                    ---------------------------   ---------------------------
                                                        1998           1997           1998          1997
                                                    ------------   ------------   ------------   ------------
REVENUES:
  Outsourcing services ...........................  $ 13,314,284   $  8,178,318   $ 34,846,030   $ 22,572,215
  Software and software services .................     8,346,946      6,709,500     24,863,884     14,271,379
  Other ..........................................       422,941        294,133      1,690,662      1,597,572
                                                    ------------   ------------   ------------   ------------
        Total revenues ...........................    22,084,171     15,181,951     61,400,576     38,441,166
                                                    ------------   ------------   ------------   ------------
EXPENSES:
  Cost of outsourcing services ...................     5,704,613      5,065,693     17,206,778     15,163,900
  Cost of software and software services .........     5,457,918      4,288,087     14,379,706      8,640,574
  Cost of other revenues .........................       284,280        341,215      1,150,078      1,037,710
  Selling, general and administrative ............     4,043,921      2,180,223     11,094,537      4,177,443
  Research and development .......................       796,921        211,267      1,895,486        890,867
  Depreciation and amortization ..................     1,634,938      1,121,376      4,270,524      2,816,792
  Purchased research and development .............            --             --      2,000,000      3,000,000
  Deferred compensation ..........................            --             --             --      3,949,000
  Management fees to shareholder .................            --         45,000             --      1,245,000
                                                    ------------   ------------   ------------   ------------
        Total expenses  ..........................    17,922,591     13,252,861     51,997,109     40,921,286
                                                    ------------   ------------   ------------   ------------
OPERATING INCOME (LOSS) ..........................     4,161,580      1,929,090      9,403,467     (2,480,120)
OTHER INCOME (EXPENSE):
  Interest income ................................       829,269        186,566      2,127,437        261,103
  Interest expense ...............................        (8,966)       (91,640)       (48,750)      (303,684)
  Other ..........................................            --      1,635,959             --      1,614,588
                                                    ------------   ------------   ------------   ------------
       Total other income (expense) ..............       820,303      1,730,885      2,078,687      1,572,007
                                                    ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAX ..................     4,981,883      3,659,975     11,482,154       (908,113)
INCOME TAX BENEFIT (EXPENSE) .....................    (1,743,656)    (1,203,496)    (4,853,510)       508,159
                                                    ------------   ------------   ------------   ------------

NET INCOME (LOSS) ................................  $  3,238,227   $  2,456,479   $  6,628,644   $   (399,954)
                                                    ============   ============   ============   ============

NET INCOME (LOSS) PER SHARE (BASIC) ..............  $        .18   $        .20   $        .38   $       (.04)
                                                    ============   ============   ============   ============

NET INCOME (LOSS) PER SHARE (DILUTED) ............  $        .16   $        .18   $        .34   $       (.04)
                                                    ============   ============   ============   ============

            See accompanying notes to condensed financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             Nine months ended
                                                                               September 30,
                                                                        ---------------------------
                                                                            1998           1997
                                                                        ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss) .................................................  $  6,628,644   $   (399,954)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...................................     4,270,524      2,816,792
     Deferred income taxes ...........................................            --     (2,785,000)
     Purchased research and development ..............................     2,000,000      3,000,000
     Gain on sale of subsidiary ......................................            --     (1,634,291)
     Change in operating assets and liabilities:
       Accounts receivable ...........................................    (2,710,796)    (3,885,723)
       Prepaid expenses and other current assets .....................    (3,407,666)    (1,039,637)
       Other assets ..................................................      (139,317)       438,165
       Accounts payable ..............................................      (192,365)    (1,580,809)
       Accrued payroll and compensation ..............................       223,541       (494,383)
       Other accrued expenses ........................................       381,848        980,289
       Unearned revenue ..............................................    (3,119,717)       270,546
       Income taxes payable ..........................................     2,040,313      1,819,135

       Deferred compensation .........................................      (216,891)     4,004,567
                                                                        ------------   ------------
Net cash provided by operating activities ............................     5,758,118      1,509,697
                                                                        ------------   ------------

INVESTING ACTIVITIES:
   Purchase of investments ...........................................   (15,603,278)   (13,198,953)
   Proceeds from sale of subsidiary, net of cash relinquished ........            --      2,499,262
   Purchases of property and equipment ...............................    (6,117,361)    (1,275,273)
   Capitalized research and development costs ........................    (1,510,926)      (326,546)
   Acquisition of subsidiary, net of cash acquired ...................    (4,237,161)   (17,118,849)
                                                                        ------------   ------------

Net cash used in investing activities ................................   (27,468,726)   (29,420,359)
                                                                        ------------   ------------

FINANCING ACTIVITIES:
   Proceeds from borrowings ..........................................            --      8,677,503
   Repayment of borrowings ...........................................      (946,622)   (10,646,191)
   Repayment of borrowings from shareholder ..........................            --       (995,706)
   Contribution from shareholder .....................................            --     10,500,000
   Issuance of common stock, net of issuance costs paid ..............    52,877,321     34,244,192
   Proceeds from exercises under stock plans, net ....................       388,173             --
   Bank overdrafts ...................................................            --        265,407
                                                                        ------------   ------------
Net cash provided by financing activities ............................    52,318,872     42,045,205
                                                                        ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................    30,608,264     14,134,543

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD .........................................................    28,039,323        363,398
                                                                        ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................  $ 58,647,587   $ 14,497,941
                                                                        ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid .....................................................  $     48,750   $    349,368
                                                                        ============   ============
   Income taxes paid .................................................  $  2,642,173   $         --
                                                                        ============   ============
   Noncash investing activities - contribution of fixed assets
     from shareholder ................................................  $         --   $  1,308,191
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

         Unaudited Interim Condensed Financial Statements -- The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented herein have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 1998. The independent accountants' review report of Deloitte & Touche LLP is included in Part I, Item 1 of this report.

         The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K (File No 000-23005).

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

         In February 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 31, 1998. The Company believes the adoption of SOP 98-1 will not have a material effect on the Company's financial position or results of operations.

         Reclassifications --Certain prior year amounts have been reclassified to conform to current year presentation.

         Investments-- Investments consist of debt securities classified as assets held for sale. At September 30, 1998 the cost of the assets approximates fair market value.

         Net Income (Loss) Per Share -- Net income (loss) per share (basic) of the Company is computed by dividing net income or loss by the weighted average number of shares outstanding. The weighted average number of shares (basic) was 18,358,416 and 12,533,744 for the three months ended September 30, 1998 and 1997, respectively, and 17,370,488 and 11,185,364 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average number of shares (diluted) was 20,353,515 and 13,793,312 for the three months ended September 30, 1998 and 1997, respectively, and 19,372,827 and 12,331,883 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average number of shares amounts have been adjusted to reflect all stock splits and stock dividends, including the three-for-two stock split that was made in the form of a stock dividend and was effective on August 17, 1998.

2.   RELATED PARTY TRANSACTIONS

         The Company provides outsourcing services and software and software services to Millers Mutual, a shareholder of the Company, and The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.4% subsidiary of Millers Mutual, under the terms of various agreements. For the nine months ended September 30, 1998 and 1997, under such agreements, the Company earned total fees of approximately $19,375,020 and $12,696,562 respectively.

         Prior to January 1, 1998, pursuant to various agreements, Millers Mutual provided management and administration services to the Company. For the nine months ended September 30, 1997, total fees paid by the Company to Millers Mutual were approximately $1,245,000. Effective January 1, 1998, the Company and Millers Mutual entered into a new agreement whereby the Company provides benefits administration services to Millers Mutual and Millers Casualty for a monthly fee of $15,000. As of September 1998, total fees earned under this agreement were $135,000.

         During each of the nine month periods ended September 30, 1998 and 1997, the Company incurred rental expense of approximately $236,600, under a month-to-month lease agreement with Millers Mutual.

         There was a net receivable due from Millers Mutual of approximately $3,360,000 as of September 30, 1998 and $1,301,000 as of December 31, 1997.

3.   STOCK SPLIT

         On July 21, 1998, the Board of Directors approved a three-for-two stock split, to be effected in the form of a stock dividend, payable on August 17, 1998 to shareholders of record as of the close of business on July 31, 1998. Due to this stock dividend, a transfer of approximately $61,000 from retained earnings to common stock is reflected in the September 30, 1998 balance sheet. Share amounts reflected on the Condensed Balance Sheets, weighted average common shares outstanding and per share amounts for all periods presented have been restated to reflect the stock split.

4.   COMMITMENTS AND CONTINGENCIES

         In February 1997, the Philadelphia Contributionship for the Insurance of Houses from Loss by Fire ("PCIHLF") filed a lawsuit (Civil Action No. 97-CV-1262) against Strategic Data Systems, Inc. ("SDS"), which was acquired by the Company in March 1997 and merged into the Company in July 1997, in the United States District Court for the Eastern District of Pennsylvania. This suit alleged that certain systems that SDS sold to PCIHLF in 1995 did not meet PCIHLF's specifications. PCIHLF claimed damages in excess of $1,300,000. During the nine months ended September 30, 1998, the Company and PCIHLF settled this suit under terms having no material adverse effect on the Company.

         The Company is not a party to any other legal proceedings that the Company believes could have a material adverse effect on the Company's business, financial condition or operating results.

5.    SUBSEQUENT EVENTS

         Acquisition of the Capital Stock of Arrow Claims Management, Inc. and Certain Assets of Arrowhead General Insurance Agency, Inc. -- The Company entered into a stock purchase agreement (the "Stock Purchase Agreement"), dated as of October 29, 1998, with Arrow Claims Management, Inc. ("Arrow") and all of Arrow's shareholders, pursuant to which the Company agreed to acquire from such shareholders all of the outstanding capital stock of Arrow for $13.5 million in cash (subject to adjustment). The Company also entered into an asset purchase agreement (the "Asset Purchase Agreement"), dated as of October 29, 1998,with Arrowhead General Insurance Agency, Inc. ("Arrowhead Agency"), pursuant to which the Company agreed to acquire substantially all of those assets of Arrowhead Agency related to its policy administration business for $6.5 million in cash (subject to adjustment) and an option to purchase up to 280,000 shares of common stock, par value $.01 per share, of the Company subject to achieving certain performance objectives.

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas


         We have reviewed the accompanying condensed balance sheet of INSpire Insurance Solutions, Inc. (the "Company") as of September 30, 1998, and the related condensed statements of operations for the three months and nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
November 2, 1998

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         Acquisition of the Capital Stock of Arrow Claims Management, Inc. and Certain Assets of Arrowhead General Insurance Agency, Inc. -- The Company entered into a stock purchase agreement (the "Stock Purchase Agreement"), dated as of October 29, 1998, with Arrow Claims Management, Inc. ("Arrow") and all of Arrow's shareholders, pursuant to which the Company agreed to acquire from such shareholders all of the outstanding capital stock of Arrow for $13.5 million in cash (subject to adjustment). The Company also entered into an asset purchase agreement (the "Asset Purchase Agreement"), dated as of October 29, 1998,with Arrowhead General Insurance Agency, Inc. ("Arrowhead Agency"), pursuant to which the Company agreed to acquire substantially all of those assets of Arrowhead Agency related to its policy administration business for $6.5 million in cash (subject to adjustment) and an option to purchase up to 280,000 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company subject to achieving certain performance objectives. Upon the consummation of the transaction contemplated by the Stock Purchase Agreement and the Asset Purchase Agreement, the Company will enter into (i) a registration rights agreement with Arrowhead Agency pursuant to which Arrowhead Agency may demand that the Company register, at the Company's expense, the shares of Common Stock underlying such option under the Securities Act of 1933, as amended, (ii) ten year outsourcing agreements to provide policy and claims administration services to Arrowhead Agency, and (iii) a guaranty under which Arrowhead Agency will guarantee the obligations of Arrow and its shareholders under the Stock Purchase Agreement.

RESULTS OF OPERATIONS

         The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:



                                                  Three months ended      Nine months ended
                                                     September 30,          September 30,
                                                    ---------------        ---------------
                                                     1998     1997          1998     1997
                                                    ------   ------        ------   ------
REVENUES:
  Outsourcing services ...........................    60.3%    53.9%         56.8%    58.7%
  Software and software services .................    37.8     44.2          40.5     37.1
  Other ..........................................     1.9      1.9           2.7      4.2
                                                    ------   ------        ------   ------
       Total revenues ............................   100.0    100.0         100.0    100.0
                                                    ------   ------        ------   ------
EXPENSES:
  Cost of outsourcing services ...................    25.8     33.4          28.0     39.4
  Cost of software and software services .........    24.7     28.2          23.4     22.5
  Cost of other revenues .........................     1.3      2.2           1.9      2.7
  Selling, general and administrative ............    18.3     14.4          18.1     10.9
  Research and development .......................     3.6      1.4           3.0      2.3
  Depreciation and amortization ..................     7.4      7.4           7.0      7.3
  Purchased research and development .............      --       --           3.3      7.8
  Deferred compensation ..........................      --       --            --     10.3
  Management fees to shareholder .................      --      0.3            --      3.3
       Total expenses ............................    81.1     87.3          84.7    106.5

OPERATING INCOME (LOSS) ..........................    18.9     12.7          15.3     (6.5)
OTHER INCOME .....................................     3.7     11.4           3.4      4.1
                                                    ------   ------        ------   ------
INCOME (LOSS) BEFORE INCOME TAX ..................    22.6     24.1          18.7     (2.4)
INCOME TAX BENEFIT (EXPENSE) .....................    (7.9)    (7.9)         (7.9)     1.3
                                                    ------   ------        ------   ------

NET INCOME (LOSS) ................................    14.7%    16.2%         10.8%    (1.1)%
                                                    ======   ======        ======   ======

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenues. Total revenues were $22.1 million for the three months ended September 30, 1998 compared to $15.2 million for the three months ended September 30, 1997, an increase of $6.9 million or 45%. Outsourcing services revenues were $13.3 million for the three months ended September 30, 1998 compared to $8.2 million for the three months ended September 30, 1997, an increase of $5.1 million or 62%. The growth in outsourcing services revenues is due primarily to: (i) the Company performing outsourcing services under eight significant outsourcing contracts that it entered into after September 30, 1997 and (ii) an increase in outsourcing services after September 30, 1997 provided under a significant claims administration agreement. Software and software services revenues were $8.3 million for the three months ended September 30, 1998 compared to $6.7 million for the three months ended September 30, 1997, an increase of $1.6 million or 24%. The growth in software and software services revenues is primarily attributable to increased license fees and consulting services revenues resulting from an increase of in-process installations of the Windows into Property and Casualty System ("WPC") and increases in license fees and consulting rates. This growth was slightly offset due to the sale of a subsidiary on September 15, 1997, which had software and software services revenues of approximately $1.1 million during the three months ended September 30, 1997.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $11.4 million for the three months ended September 30, 1998 compared to $9.7 million for the three months ended September 30, 1997, an increase of $1.7 million or 18%. Cost of outsourcing services was $5.7 million for the three months ended September 30, 1998 compared to $5.1 million for the three months ended September 30, 1997, an increase of $600,000 or 12%. This increase is primarily attributable to costs associated with the performance of the nine significant outsourcing contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues decreased to 43% for the three months ended September 30, 1998 from 62% for the three months ended September 30, 1997. This decrease is a result of economies of scale associated with spreading certain fixed costs over a larger revenue base and lower personnel costs as a percentage of revenues. Cost of software and software services was $5.5 million for the three months ended September 30, 1998 compared to $4.3 million for the three months ended September 30, 1997, an increase of $1.2 million or 28%. This increase is primarily attributable to the costs associated with the increased consulting services related to the WPC installations described above. Cost of software and software services as a percentage of software and software services revenues remained fairly constant, increasing to 65% for the three months ended September 30, 1998 from 64% for the three months ended September 30, 1997.

         Selling, General and Administrative. Selling, general and administrative expenses were $4.0 million for the three months ended September 30, 1998 compared to $2.2 million for the three months ended September 30, 1997, an increase of $1.8 million or 82%. Selling, general and administrative expenses as a percentage of total revenues increased to 18% for the three months ended September 30, 1998 from 14% for the three months ended September 30, 1997. This increase is primarily due to additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth.

         Research and Development. Research and development expense was $797,000 for the three months ended September 30, 1998 compared to $211,000 for the three months ended September 30, 1997, an increase of $586,000 or 278%. This increase is due to the Company's increased focus on the development of new software products and the expansion of the functionality of current software products. This expense is comprised primarily of personnel, equipment and occupancy costs related to software development. Research and development expense for the three months ended September 30, 1998 and 1997 is net of capitalized software development costs of $536,000 and $327,000, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was $1.6 million for the three months ended September 30, 1998 compared to $1.1 million for the three months ended September 30, 1997, an increase of approximately $500,000 or 45%. This increase is primarily attributable to: (i) amortization of goodwill and capitalized software recorded in connection with the acquisition of the outstanding capital stock of Paragon Interface, Inc. on April 20, 1998 (the "Paragon Acquisition") and (ii) acquisitions of property and equipment of $6.9 million in the aggregate since September 30, 1997 as a result of the expansion in infrastructure to support the Company's growth.

         Other Income. Other income (expense) decreased to $820,000 for the three months ended September 30, 1998 from $1.7 million for the three months ended September 30, 1997. The decrease of $880,000 or 52% is primarily attributable to the Company recognizing a gain on the sale of a subsidiary of $1.6 million during the three months ended September 30, 1997 and not recognizing a similar gain during the three months ended September 30, 1998, which was offset by an increase in cash equivalents and investments purchased with net proceeds from the Company's initial public offering in August 1997, and follow-up public offering in March 1998. During the three months ended September 30, 1997, the Company did not have significant investments that earned interest income throughout the entire period.

         Net Income. Net income was $3.2 million, or $.16 per diluted share ($.18 per basic share), for the three months ended September 30, 1998 compared to net income of $2.5 million, or $.18 per diluted share ($.20 per basic share), for the three months ended September 30, 1997. Excluding the gain on sale of subsidiary of $1.6 million ($1.0 million, net of tax), net income would have been $1.4 million, or $.10 per diluted share ($.11 per basic share) for the three months ended September 30, 1997.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenues. Total revenues were $61.4 million for the nine months ended September 30, 1998 compared to $38.4 million for the nine months ended September 30, 1997, an increase of $23.0 million or 60%. Outsourcing services revenues were $34.8 million for the nine months ended September 30, 1998 compared to $22.6 million for the nine months ended September 30, 1997, an increase of $12.2 million or 54%. The growth in outsourcing services revenues is due primarily to:
(i) the Company performing outsourcing services under eight significant outsourcing contracts entered into after September 30, 1997 and (ii) an increase in outsourcing services during 1998 provided under two other significant claims administration agreements. Software and software services revenues were $24.9 million for the nine months ended September 30, 1998 compared to $14.3 million for the nine months ended September 30, 1997, an increase of $10.6 million or 74%. The growth in software and software services revenues during the nine months ended September 30, 1998 is primarily attributable to: (i) the acquisition of Strategic Data Systems, Inc. ("SDS") on March 12, 1997 by the Company (the "SDS Acquisition") and (ii) increased license fees and consulting services revenues resulting from an increase of in-process installations of WPC and increases in license fees and consulting rates. This growth was slightly offset due to the sale of a subsidiary on September 15, 1997, which had software and software services revenues of approximately $2.5 million during the nine months ended September 30, 1997.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $32.7 million for the nine months ended September 30, 1998 compared to $24.8 million for the nine months ended September 30, 1997, an increase of $7.9 million or 32%. Cost of outsourcing services was $17.2 million for the nine months ended September 30, 1998 compared to $15.2 million for the nine months ended September 30, 1997, an increase of $2.0 million or 13%. This increase is primarily attributable to the increased costs associated with the performance of the ten significant outsourcing contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues decreased to 49% for the nine months ended September 30, 1998 from 67% for the nine months ended September 30, 1997. This decrease is a result of economies of scale associated with spreading certain fixed costs over a larger revenue base and lower personnel costs as a percentage of revenues. Cost of software and software services was $14.4 million for the nine months ended September 30, 1998 compared to $8.6 million for the nine months ended September 30, 1997, an increase of $5.8 million or 67%. This increase is primarily attributable to the additional cost of revenues associated with the SDS Acquisition and the costs associated with the increased consulting services related to the WPC installations described above. Cost of software and software services as a percentage of software and software services revenues decreased to 58% for the nine months ended September 30, 1998 from 61% for the nine months ended September 30, 1997. This decrease is a result of economies of scale associated with spreading certain fixed costs over a larger revenue base.

         Selling, General and Administrative. Selling, general and administrative expenses, including management fees paid to shareholder, were $11.1 million for the nine months ended September 30, 1998 compared to $5.4 million for the nine months ended September 30, 1997, an increase of $5.7 million or 106%. Selling, general and administrative expenses as a percentage of total revenues increased to 18% for the nine months ended September 30, 1998 from 14% for the nine months ended September 30, 1997. This increase is primarily due to additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth.

         Research and Development. Research and development expense was $1.9 million for the nine months ended September 30, 1998 compared to $891,000 for the nine months ended September 30, 1997, an increase of $1.0 million or 113%. This increase is due to the Company not incurring any significant research and development expenses prior to the SDS Acquisition and the Company's increased focus on the development of new software products and the expansion of the functionality of current software products. This expense is comprised primarily of personnel, equipment and occupancy costs related to software development. Research and development expense for the nine months ended September 30, 1998 and 1997 is net of capitalized software development costs of $1.5 million and $327,000, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was $4.3 million for the nine months ended September 30, 1998 compared to $2.8 million for the nine months ended September 30, 1997, an increase of approximately $1.5 million or 54%. This increase is primarily attributable to:
(i) amortization of goodwill and capitalized software recorded in connection with the SDS Acquisition and the Paragon Acquisition and (ii) acquisitions of property and equipment of $4.3 million in the aggregate since September 30, 1997 as a result of the expansion of infrastructure to support the Company's growth.

         Nonrecurring Operating Expenses. In the purchase price allocation of the SDS Acquisition, $3.0 million was assigned to purchased research and development. This amount, which is not deductible for tax purposes, was charged to operations in March 1997. In addition, $3.9 million was charged to operations as deferred compensation associated with stock options granted to executive officers during the nine months ended September 30, 1997. In the purchase price allocation of the Paragon Acquisition, $2.0 million was assigned to in-process research and development. This amount was charged to operations in April 1998.

         Other Income. Other income (expense) increased to $2.1 million for the nine months ended September 30, 1998 from $1.6 million for the nine months ended September 30, 1997. Other income for the nine months ended September 30, 1998 is primarily attributable to interest income from cash equivalents and investments. Other income for the nine months ended September 30, 1997 is primarily attributable to a gain on sale of subsidiary.

         Net Income. Net income was $6.6 million, or $.34 per diluted share ($.38 per basic share), for the nine months ended September 30, 1998 compared to a net loss of $400,000, or $.04 per diluted share ($.04 per basic share), for the nine months ended September 30, 1997. Excluding the impact on net income resulting from the $2.0 million write-off of purchased research and development associated with the Paragon Acquisition, net income would have been $8.6 million, or $.45 per diluted share ($.50 per basic share), for the nine months ended September 30, 1998. Excluding the impact on the net loss resulting from the charge to operations of $3.9 million of deferred compensation associated with stock options granted to executive officers, the write-off of purchased research and development of $3.0 million recorded in connection with the SDS acquisition, and the gain on sale of subsidiary of $1.6 million, net income would have been $3.0 million, or $.24 per diluted share ($.27 per basic share), for the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $58.6 million as of September 30, 1998 compared to $28.0 million as of December 31, 1997, an increase of $30.6 million. Net cash provided by operating activities was $5.8 million for the nine months ended September 30, 1998 compared to net cash provided by operating activities of $1.5 million for the nine months ended September 30, 1997. Net cash used in investing activities was $27.5 million for the nine months ended September 30, 1998, which is primarily attributable to: (i) the purchase of $15.6 million in investments, (ii) the purchase of $6.1 million in property and equipment and
(iii) the Paragon Acquisition. Net cash used in investing activities was $29.4 million for the nine months ended September 30, 1997, which is primarily attributable to (i) the SDS Acquisition, and (ii) the purchase of $13.2 million in investments. Net cash provided by financing activities was $52.3 million for the nine months ended September 30, 1998, which is primarily attributable to the follow-on public offering on March 27, 1998, compared to net cash provided by financing activities of $42.0 million for the nine months ended September 30, 1997, which is primarily due to the Company's initial public offering on August 22, 1997 and capital contributions from a shareholder.

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

YEAR 2000 ISSUES

         The Company believes that the computer equipment and software used and sold by the Company will function properly with respect to dates in the Year 2000 and thereafter. The Company is continuing its assessment of Year 2000 issues and taking steps to prevent these issues from adversely affecting its future operating results. This readiness process includes, but is not limited to, preparing an inventory of potential Year 2000 issues, determining functions affected, performing remediation as necessary, developing testing and recording results.

         In its assessment of Year 2000 issues, the Company is specifically focusing on its software applications and associated software products, hardware, facilities, communications equipment and security systems. During 1997 and 1998, the Company implemented financial and human resources systems that are designed to be Year 2000 compliant.

         In addition to evaluating its own systems for Year 2000 compliance, the Company is also communicating with its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and the extent to which any products purchased by or from, or internal systems of, such entities are vulnerable to Year 2000 issues.

         Total costs associated with the Company's Year 2000 readiness process, consisting of both internal and external resources, are expected to range between $2.0 and $2.5 million. The Company anticipates financing these costs with cash generated from operations. The Company has not yet fully completed it Year 2000 assessment and remediation efforts. The estimated time to complete assessment, testing and full compliance is June 30, 1999. Based on its experience to date, the Company presently believes that the Year 2000 issues will not pose significant operational problems for the Company directly or as a result of any Year 2000 issues of suppliers or customers.

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

         In February 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 31, 1998. The Company believes the adoption of SOP 98-1 will not have a material effect on the Company's financial position or results of operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings that the Company believes could have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During 1997, the Company entered into a bank credit facility with NationsBank of Texas, N.A. ("NationsBank"). Under the terms of this bank credit facility, the Company cannot declare or pay any dividends or return any capital to its shareholders or authorize or make any other distribution, payment or delivery of property or cash to its shareholders as such without the prior written consent of NationsBank. On July 3, 1998, the Company terminated this bank credit facility. The Company intends to retain any future earnings to fund growth and does not anticipate paying any cash dividends in the foreseeable future.

         Pursuant to a Registration Statement on Form S-1 (Registration No. 333-31173), which became effective on August 22, 1997, filed in connection with the initial public offering (the "IPO") of the Common Stock and the related Series A Junior Preferred Stock Purchase Rights, the Company sold 3,191,250 shares of Common Stock and The Millers Mutual Fire Insurance Company ("Millers Mutual") sold 3,133,750 shares of Common Stock.

         Net offering proceeds of the IPO were used to repay approximately $2.8 million in borrowings from Millers Mutual and approximately $7.2 million in borrowings from NationsBank. During the three months and nine months ended September 30, 1998, the Company used approximately $2.9 million and $6.5 million, respectively, of net offering proceeds of the IPO for general corporate purposes, including working capital and purchases of property and equipment. Except for compensation and reimbursement of expenses paid to directors and officers of the Company, none of such net offering proceeds used during the three months and nine months ended September 30, 1998 was paid directly or indirectly to directors or officers of the Company, general partners of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or to affiliates of the Company. The remaining net offering proceeds of the IPO have been invested in cash equivalents and investments with various maturity dates and will be used for general corporate purposes, including working capital, research and development and possible acquisitions. Except for the acquisition of the capital stock of Arrow and substantially all of the assets of Arrowhead Agency relating to its policy administration business, the Company has no present commitments or understandings with respect to the acquisition of any business, although the Company continues to monitor potential acquisition opportunities.

ITEM 5. OTHER INFORMATION

         On September 3, 1998, John C. Aldredge was elected Senior Vice President - Research and Development of the Company. Prior to joining the Company, Mr. Aldredge served as President - ITS Training Division for Insurance Technology Services.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The following exhibits are filed as part of this Form 10-Q:

         2.1 Form of Stock Purchase Agreement, dated as of October 29, 1998, by and among the Company Arrow Claims Management, Inc. and the shareholders of Arrow Claims Management, Inc.

         2.2 Form of Asset Purchase Agreement, dated as of October 29, 1998, by and among the Company and Arrowhead General Insurance Agency, Inc.

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

         10.1 Form of Employment Agreement, dated and effective as of September 3, 1998, by and between the Company and John C. Aldredge.

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re:  Unaudited Interim Financial Information.

         27.1     Financial Data Schedule (EDGAR version only).

         (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1998

                         INSPIRE INSURANCE SOLUTIONS, INC.



                         /s/ F. GEORGE DUNHAM, III
                         ------------------------------------------------------
                         F. George Dunham, III
                         Chief Executive Officer, Chairman and Director



                         /s/ TERRY G. GAINES
                         ------------------------------------------------------
                         Terry G. Gaines
                         Executive Vice President, Chief Financial Officer and Treasurer

                               INDEX TO EXHIBITS


      EXHIBIT NO.                 DESCRIPTION
      ----------                  -----------

         2.1      Form of Stock Purchase Agreement, dated as of October 29,
                  1998, by and among the Company Arrow Claims Management, Inc.
                  and the shareholders of Arrow Claims Management, Inc.

         2.2      Form of Asset Purchase Agreement, dated as of October 29,
                  1998, by and among the Company and Arrowhead General Insurance
                  Agency, Inc.

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

         10.1 Form of Employment Agreement, dated and effective as of September 3, 1998, by and between the Company and John C.
                  Aldredge.

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re:  Unaudited Interim Financial Information.

         27.1     Financial Data Schedule (EDGAR version only).
