Form 10-Q/A
period 1998-06-30
INSPIRE INSURANCE SOLUTIONS INC
filed 1999-03-26
CIK 1042051

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q/A
                             (AMENDMENT NO. 2)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended . . . . . . . . . . . . . . . June 30, 1998

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . to. . . . . . . . . . .

Commission file number . . . . . . . . . . . . . . . . . . . .000-23005

                     INSPIRE INSURANCE SOLUTIONS, INC.
          (Exact name of registrant as specified in its charter)

                 TEXAS                            75-2595937
     (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)         Identification No.)

               300 BURNETT STREET, FORT WORTH, TX 76102-2799
       (Address of principal executive offices, including Zip Code)

                               817-348-3900
           (Registrant's telephone number, including area code)

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





     This Amendment No. 2 to Form 10-Q amends and supplements the quarterly report on Form 10-Q for the quarterly period ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998, and Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 1998, filed with the Securities and Exchange Commission on September 11, 1998 (collectively the "Form 10-Q"), of INSpire Insurance Solutions, Inc. (the "Company"). Capitalized terms used herein have the meanings ascribed to such terms in the Form 10-Q unless otherwise defined herein.

     The Form 10-Q is hereby amended and supplemented by amending and restating Part I, Item 1 and Item 2 of the Form 10-Q. The primary changes from the Form 10-Q are (i) the financial statements in Item 1 are being restated to reflect the restatement of the purchase price allocation to in-process research and development relating to the acquisition of Paragon Interface, Inc., and (ii) Item 2 is amended to reflect these restatements in management's discussion and analysis.







PART I  - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     INSPIRE INSURANCE SOLUTIONS, INC.
                         CONDENSED BALANCE SHEETS

                                                   June 30,    December 31,
                                                     1998          1997
                                                   --------     -----------
                                                 (unaudited)
                                                 (As restated
                                                 see Note 4)
                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . . . . $ 66,119,787  $28,039,323
Investments . . . . . . . . . . . . . . . . . . .   11,335,455           --
Accounts receivable, net. . . . . . . . . . . . .   12,917,429   10,976,672
Income taxes receivable . . . . . . . . . . . . .      149,041      149,041
Deferred income taxes . . . . . . . . . . . . . .      883,212    1,434,000
Prepaid expenses and other current assets . . . .    5,639,716    4,154,417
                                                  ------------  -----------
Total current assets. . . . . . . . . . . . . . .   97,044,640   44,753,453
Accounts receivable, excluding current portion. .           --       74,258
Property and equipment, net (accumulated
  depreciation 1998 $9,642,245; 1997 $7,687,109).    7,322,634    6,029,973
Intangibles and other assets. . . . . . . . . . .   21,427,154   17,039,634
                                                  ------------  -----------
TOTAL . . . . . . . . . . . . . . . . . . . . . . $125,794,428  $67,897,318
                                                  ============  ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable. . . . . . . . . . . . . . . . . $    633,007   $  834,418
Accrued payroll and compensation. . . . . . . . .      754,653      633,252
Other accrued expenses. . . . . . . . . . . . . .    1,774,633    1,485,543
Unearned revenue. . . . . . . . . . . . . . . . .    4,033,194    5,053,165
Deferred compensation . . . . . . . . . . . . . .    2,717,707    2,699,000
Income taxes payable  . . . . . . . . . . . . . .    2,151,058    3,063,000
Current portion of long-term debt . . . . . . . .      631,502      609,658
                                                  ------------  -----------
Total current liabilities . . . . . . . . . . . .   12,695,754   14,378,036
                                                  ------------  -----------
Deferred compensation . . . . . . . . . . . . . .      406,846    1,657,017
Long-term debt. . . . . . . . . . . . . . . . . .           --      373,151
Deferred income taxes . . . . . . . . . . . . . .    3,087,030    2,723,000

Commitments and contingencies . . . . . . . . . .           --           --

SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 1,000,000
  shares authorized, none issued and
  outstanding . . . . . . . . . . . . . . . . . .           --           --
Common stock, $.01 par value; 50,000,000 shares
  authorized, 18,431,701 shares issued and
  outstanding in 1998; 15,286,875 shares issued
  and outstanding in 1997 . . . . . . . . . . . .      121,986      101,913
Additional paid-in capital. . . . . . . . . . . .  104,653,512   48,725,299
Retained earnings (accumulated deficit) . . . . .    4,829,300
(61,098)
                                                  ------------  -----------
Total shareholders' equity. . . . . . . . . . . .  109,604,798   48,766,114
                                                  ------------  -----------
TOTAL                                             $125,794,428  $67,897,318
                                                  ============  ===========

         See accompanying notes to condensed financial statements.



                        INSPIRE INSURANCE SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                               Three months ended           Six months ended
                                                    June 30,                     June 30,
                                         ----------------------------  --------------------------
                                              1998           1997          1998          1997
                                          ------------   ------------  -----------   ------------
                                                  (unaudited)          (unaudited)
                                          (As restated                 (As restated
                                           see Note 4)                  see Note 4)
REVENUES:
  Outsourcing services . . . . . . . . . .$ 11,399,713   $ 7,657,596   $ 21,531,676   $14,393,897
  Software and software services . . . . .   8,891,894     6,481,969     16,516,942     7,561,879
  Other. . . . . . . . . . . . . . . . . .     669,020       928,573      1,267,790     1,303,437
                                          ------------   -----------   ------------   -----------
     Total revenues. . . . . . . . . . . .  20,960,627    15,068,138     39,316,408    23,259,215
                                          ------------   -----------   ------------   -----------
EXPENSES:
  Cost of outsourcing services . . . . . .   5,867,302     5,206,861     11,502,165    10,098,207
  Cost of software and software services .   4,845,153     3,613,816      8,921,788     4,352,487
  Cost of other revenues . . . . . . . . .     441,055       513,958        865,798       696,495
  Selling, general and administrative. . .   3,807,120     1,737,701      7,050,641     1,997,220
  Research and development . . . . . . . .     676,295       553,600      1,098,565       679,600
  Depreciation and amortization. . . . . .   1,422,744     1,160,813      2,635,584     1,695,416
  In-process research and development. . .     500,000            --        500,000     3,000,000
  Deferred compensation. . . . . . . . . .          --       884,000             --     3,949,000
  Management fees to shareholder . . . . .          --       573,714             --     1,200,000
                                          ------------   -----------   ------------   -----------
     Total expenses. . . . . . . . . . . .  17,559,669    14,244,463     32,574,541    27,668,425
                                          ------------   -----------   ------------   -----------
OPERATING INCOME (LOSS). . . . . . . . . .   3,400,958       823,675      6,741,867    (4,409,210)
OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . .     879,398        60,792      1,298,168        74,537
  Interest expense . . . . . . . . . . . .     (20,746)     (146,956)       (39,784)     (212,044)
  Other. . . . . . . . . . . . . . . . . .          --       (21,371)            --       (21,371)
                                          ------------   -----------   ------------   -----------
     Total other income (expense). . . . .     858,652      (107,535)     1,258,384      (158,878)
                                          ------------   -----------   ------------   -----------
INCOME (LOSS) BEFORE INCOME TAX. . . . . .   4,259,610       716,140      8,000,251    (4,568,088)
INCOME TAX BENEFIT (EXPENSE) . . . . . . .  (1,688,409)      (77,345)    (3,109,853)    1,711,655
                                          ------------   -----------   ------------   -----------
NET INCOME (LOSS). . . . . . . . . . . . .$  2,571,201   $   638,795   $  4,890,398   $(2,856,433)
                                          ============   ===========   ============   ===========

NET INCOME (LOSS) PER SHARE (BASIC). . . .$        .14   $       .09   $        .43   $      (.41)
                                          ============   ===========   ============   ===========

NET INCOME (LOSS) PER SHARE (DILUTED). . .$        .13   $       .08   $        .39   $      (.41)
                                          ============   ===========   ============   ===========

            See accompanying notes to condensed financial statements.


                     INSPIRE INSURANCE SOLUTIONS, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS

                                                     Six months ended
                                                         June 30,
                                               ----------------------------
                                                   1998            1997
                                               -------------   ------------
                                                (unaudited)
                                               (As restated
                                                see Note 4)
OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . $  4,890,398   $(2,856,433)
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation and amortization. . . . . . .    2,635,584      1,695,416
     Deferred income taxes. . . . . . . . . . .           --     (2,785,000)
     In-process research and development. . . .      500,000      3,000,000
     Change in operating assets and liabilities:
       Accounts receivable. . . . . . . . . . .   (1,642,129)      (281,026)
       Prepaid expenses and other current
          assets. . . . . . . . . . . . . . . .   (1,446,134)      (442,267)
       Other assets . . . . . . . . . . . . . .      143,741        100,462
       Accounts payable . . . . . . . . . . . .     (213,938)    (1,291,495)
       Accrued payroll and compensation . . . .      140,420       (417,543)
       Other accrued expenses . . . . . . . . .       81,379        945,457
       Unearned revenue . . . . . . . . . . . .  (1,116,846)      (867,220)
       Income taxes payable . . . . . . . . . .    1,173,354        615,638
       Deferred compensation. . . . . . . . . .     (256,891)     3,980,753
                                                ------------    -----------
Net cash provided by operating activities . . .    4,888,938      1,396,742
                                                ------------    -----------
INVESTING ACTIVITIES:
  Purchase of investments . . . . . . . . . . .  (11,335,455)            --
  Proceeds from sale of subsidiary, net of
    cash relinquished . . . . . . . . . . . . .           --             --
  Purchases of property and equipment . . . . .   (2,611,743)      (882,627)
  Capitalized research and development costs. .     (963,553)            --
  Acquisition of subsidiary, net of cash
    acquired. . . . . . . . . . . . . . . . . .   (4,237,161)   (17,118,849)
                                                ------------   ------------
Net cash used in investing activities . . . . .  (19,147,912)   (18,001,476)
                                                ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from borrowings. . . . . . . . . . .           --      7,500,000
  Repayment of borrowings . . . . . . . . . . .     (880,334)    (3,410,396)
  Repayment of borrowings from shareholder. . .           --      1,837,347
  Contribution from shareholder . . . . . . . .           --     10,500,000
  Issuance of common stock, net of issuance . .
    costs paid. . . . . . . . . . . . . . . . .   52,980,824             --
  Proceeds from exercises under stock plans,
    net . . . . . . . . . . . . . . . . . . . .      238,948             --
  Bank overdrafts . . . . . . . . . . . . . . .           --        265,407
                                                ------------   ------------
Net cash provided by financing activities . . .   52,339,438     16,692,358
                                                ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS . . .   38,080,464         87,624
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD. . . . . . . . . . . . . . . . . . . .   28,039,323        363,398
                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . $ 66,119,787   $    451,022
                                                ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid . . . . . . . . . . . . . . . . $     31,398   $    112,947
                                                ============   ============
  Income taxes paid . . . . . . . . . . . . . . $  1,942,173   $         --
                                                ============   ============
  Noncash investing activities -
    contribution of fixed assets from
    shareholder . . . . . . . . . . . . . . . . $         --   $  1,308,191
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

      This acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market values. As of the acquisition date, assets acquired and liabilities assumed were as follows:

     Purchase price. . . . . . . . . . . . .  $ 4,350,000
     Fair values of net assets acquired:
     Software. . . . . . . . . . . . . . . .      900,000
     In-process research and development . .      500,000
     Other intangible assets . . . . . . . .      410,000
     Tangible assets . . . . . . . . . . . .      603,861
     Liabilities assumed . . . . . . . . . .   (1,487,122)
                                              -----------
                                                  926,739
                                              -----------
     Goodwill. . . . . . . . . . . . . . . .  $ 3,423,261
                                              ===========

The amount assigned to in-process research and development was charged against operating results at the time of acquisition. Paragon was merged with and into the Company on May 1, 1998.

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

     Net income (loss) per share - Net income (loss) per share (basic) of the Company is computed by dividing net income or loss by the weighted average number of shares outstanding. The weighted average number of shares (basic) was 12,172,663 and 7,000,000 for the three months ended June 30, 1998 and 1997, respectively, and 11,248,595 and 7,000,000 for the six months ended June 30, 1998 and 1997, respectively. The weighted average number of shares (diluted) was 13,468,877 and 7,749,221 for the three months ended June 30, 1998 and 1997, respectively, and 12,601,197 and 7,000,000 for the six months ended June 30, 1998 and 1997, respectively.

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

4. RESTATEMENT

     Subsequent to the issuance of INSpire's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of Paragon in April 1998. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition.

     The revised valuation is based on management's estimates of the net cash flows associated with expected operations of Paragon and gives explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 1998 letter to the American Institute of Certified Public Accountants.

     As a result of the revised allocation, the Company's condensed financial statements as of and for the three and six month periods ended June 30, 1998, have been restated from amounts previously reported to reduce the amounts of the acquired in-process research and development expensed by $1.5 million and to increase intangible assets by $1.5 million. The change had no impact on the net cash flows provided by operations.

     A summary of the significant effects of the restatement is as follows:


                                                 As of June 30, 1998
                                            ---------------------------
                                                 As
                                             previously
                                              reported      As restated
                                            ------------   -------------
Balance Sheet Data:
Intangibles and other assets. . . . . . . . $19,927,154     $21,427,154
Retained earnings. . .  . . . . . . . . . .   3,329,300       4,829,300


                           Three months ended        Six months ended
                             June 30, 1998             June 30, 1998
                        -----------------------   ----------------------
                            As                         As
                        previously      As         previously      As
                         reported    restated       reported    restated
                        ----------- -----------   -----------  ----------
Statements of
Operations Data:
In-process research
  and development. . . .$ 2,000,000 $   500,000   $ 2,000,000  $   500,000
                        ----------- -----------   -----------  -----------

Total expenses . . . . .$19,059,669 $17,559,669   $34,074,541  $32,574,541
                        ----------- -----------   -----------  -----------

Net income . . . . . . .$ 1,071,201  $2,571,201   $ 3,390,398  $ 4,890,398
                        =========== ===========   ===========  ===========

Net income per common
  share-Basic. . . . . .      $0.09       $0.14         $0.30        $0.43
                              =====       =====         =====        =====
Net income per common
  share-Diluted. . . . .      $0.08       $0.13         $0.27        $0.39
                              =====       =====         =====        =====

5. SUBSEQUENT EVENT

     On July 21, 1998, the Board of Directors approved a three-for-two stock split, to be effected in the form of a stock dividend, payable on August 17, 1998 to shareholders of record as of the close of business on July 31, 1998. Due to this stock dividend, a transfer of approximately $61,000 from retained earnings to common stock will be reflected in the July 31, 1998 balance sheet. Pro forma net income (loss) per share (basic), giving retroactive effect to this stock dividend, would have been $.14 and $.06 for the three months ended June 30, 1998 and 1997, respectively, and $.29 and ($.27) for the six months ended June 30, 1998 and 1997, respectively. Proforma net income (loss) per share (diluted), giving retroactive effect to this stock dividend, would have been $.13 and $.05 for the three months ended June 30, 1998 and 1997, respectively, and $.26 and ($.27) for the six months ended June 30, 1998 and 1997, respectively.






INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
INSpire Insurance Solutions, Inc
Fort Worth, Texas

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

     As discussed in Note 4, the accompanying condensed financial statements as of June 30, 1998 and for the three and six months then ended have been restated.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of INSpire Insurance Solutions, Inc.as of December 31, 1997 and June 30, 1997 (not presented herein), and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997 (not presented herein) and the six months ended June 30, 1997; and in our reports dated January 19, 1998 and July 18, 1997, respectively, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997 and the accompanying condensed statements of operations and cash flows for the six months ended June 30, 1997 is fairly stated, in all material respects, in relation to the financial statements from which they have been derived.

DELOITTE & TOUCHE LLP

Fort Worth, Texas
July 20, 1998
(February 25, 1999 as to Note 4)










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

     Subsequent to the issuance of INSpire's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of Paragon Interface, Inc. ("Paragon") in April 1998. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition. The significant effects of the restatement have been reflected herein.

     STOCK SPLIT - On July 21, 1998, the Board of Directors approved a three-for-two stock split, to be effected in the form of a stock dividend, payable on August 17, 1998 to shareholders of record as of the close of business on July 31, 1998. As of August 10, 1998, there were 12,214,306 outstanding shares of common stock, par value $.01 per share, of the Company (the "Common Stock"). After giving effect to this stock dividend, there would be 18,321,459 outstanding shares of Common Stock. Due to this stock dividend, a transfer of approximately $61,000 from retained earnings to common stock will be reflected in the July 31, 1998 balance sheet. Pro forma net income (loss) per share (basic), giving retroactive effect to this stock dividend, would have been $.14 and $.06 for the three months ended June 30, 1998 and 1997, respectively, and $.29 and ($.27) for the six months ended June 30, 1998 and 1997, respectively. Pro forma net income (loss) per share (diluted), giving retroactive effect to this stock dividend, would have been $.13 and $.05 for the three months ended June 30, 1998 and 1997, respectively, and $.26 and ($.27) for the six months ended June 30, 1998 and 1997, respectively.







RESULTS OF OPERATIONS

     The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:


                                  Three months ended   Six months ended
                                       June 30,            June 30,
                                  ------------------   ----------------
                                    1998     1997       1998      1997
                                    ----     ----       ----      ----
                                     (unaudited)     (unaudited)

REVENUES:
  Outsourcing services . . . . . .  54.4%     50.8%      54.8%    61.9%
  Software and software services .  42.4      43.0       42.0     32.5
  Other. . . . . . . . . . . . . .   3.2       6.2        3.2      5.6
                                   -----     -----      -----    -----
  Total revenues . . . . . . . . . 100.0     100.0      100.0    100.0
                                   -----     -----      -----    -----
EXPENSES:
  Cost of outsourcing services . .  28.0      34.5       29.3     43.4
  Cost of software and software
    services . . . . . . . . . . .  23.1      24.0       22.7     18.7
  Cost of other revenues . . . . .   2.1       3.4        2.2      3.0
  Selling, general and
    administrative . . . . . . . .  18.2      11.5       17.9      8.6
  Research and development . . . .   3.2       3.7        2.8      2.9
  Depreciation and amortization. .   6.8       7.7        6.7      7.3
  In-process research and
    development. . . . . . . . . .   2.4        --        1.3     12.9
  Deferred compensation. . . . . .    --       5.9         --     17.0
  Management fees to shareholder .    --       3.8         --      5.2
                                   -----     -----      -----    -----
     Total expenses. . . . . . . .  83.8      94.5       82.9    119.0
                                   -----     -----      -----    -----
OPERATING INCOME (LOSS). . . . . .  16.2       5.5       17.1    (19.0)
OTHER INCOME (EXPENSE) . . . . . .   4.1      (0.7)       3.2     (0.7)
                                   -----     -----      -----    -----
INCOME (LOSS) BEFORE INCOME TAX. .  20.3       4.8       20.3    (19.7)
INCOME TAX BENEFIT (EXPENSE) . . .  (8.1)     (0.5)      (7.9)     7.4
                                   -----     -----      -----    -----

NET INCOME (LOSS). . . . . . . . .  12.2%      4.3%      12.4%   (12.3)%
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

     NONRECURRING OPERATING EXPENSES. In the purchase price allocation of the Paragon Acquisition, $500,000 was assigned to in-process research and development. This amount, which is not deductible for tax purposes, was charged to operations in April 1998. In addition, $884,000 was charged to operations as deferred compensation associated with stock options granted to executive officers in May 1997.

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

     NET INCOME. Net income was $2.6 million, or $.19 per diluted share ($.21 per basic share), for the three months ended June 30, 1998, compared to net income of $639,000, or $.08 per diluted share ($.09 per basic share), for the three months ended June 30, 1997. Excluding the impact on net income resulting from the $500,000 write-off of in-process research and development associated with the Paragon Acquisition, restated net income would have been $3.1 million, or $.23 per diluted share ($.25 per basic share), for the three months ended June 30, 1998. Excluding the impact on net income resulting from the charge to operation of $884,000 (or $566,000, net of tax) of deferred compensation associated with stock options granted to executive officers, net income would have been $1.2 million, or $.16 per diluted share ($.17 per basic share), for the three months ended June 30, 1997.


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

     NONRECURRING OPERATING EXPENSES. In the purchase price allocation of the SDS Acquisition, $3.0 million was assigned to in-process research and development. This amount, which is not deductible for tax purposes, was charged to operations in March 1997. In addition, $3.9 million was charged to operations as deferred compensation associated with stock options granted to executive officers during the six months ended June 30, 1997.
In the purchase price allocation of the Paragon Acquisition, $500,000 was assigned to in-process research and development. This amount was charged to operations in April 1998.

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

     NET INCOME. Net income was $4.9 million, or $.39 per diluted share ($.43 per basic share), for the six months ended June 30, 1998, compared to a net loss of $2.9 million, or $.41 per diluted share ($.41 per basic share), for the six months ended June 30, 1997. Excluding the impact on net income resulting from the $500,000 write-off of in-process research and development associated with the Paragon Acquisition, restated net income would have been $5.4 million, or $.43 per diluted share ($.48 per basic share), for the six months ended June 30, 1998. Excluding the impact on the net loss resulting from the charge to operations of $3.9 million of deferred compensation associated with stock options granted to executive officers and the write-off of in-process research and development of $3.0 million (or $4.5 million, net of tax), net income would have been $1.6 million, or $.21 per diluted share ($.23 per basic share), for the six months ended June 30, 1997.


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

Date:  March 24, 1999         INSPIRE INSURANCE SOLUTIONS, INC.

                              /S/ F. GEORGE DUNHAM, III
                              ---------------------------------------
                              F. George Dunham, III
                              Chief Executive Officer, Chairman and
                              Director

                              /S/ KENNETH J. MEISTER
                              ---------------------------------------
                              Kenneth J. Meister
                              Executive Vice President and Chief Financial
                              Officer


                               EXHIBIT INDEX



  EXHIBIT
  NUMBER                   DESCRIPTION
  -------                  -----------

  2.1     --   Form of Stock Purchase Agreement, dated April 20, 1998,
               by and among the Company, Paragon Interface, Inc. and the shareholders of Paragon Interface, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Form 10-Q for the three months ended March 31, 1998 filed on May 14, 1998).

  3.1     --   Restated Articles of Incorporation of the Company and
               Articles of Amendment No. 1 thereto (Incorporated by reference to Exhibit 3.1 of the Company's Registration
               Statement on Form S-1, Registration No. 333-31173).

  3.2     --   Amended and Restated Bylaws of the Company
               (Incorporated by reference to Exhibit 3.2 of the Company's
               Registration Statement on Form S-1, Registration No. 333-
               31173).

  3.3     --   Form of First Amendment to the Bylaws of the Company
               (Incorporated by reference to Exhibit 3.3 of the Company's
               Form 10-Q for the three months ended March 31, 1998 filed on May 14, 1998).

  4.1     --   Specimen Certificate for shares of Common Stock of the
               Company (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, Registration
               No. 333-31173).

  4.2     --   Form of Rights Agreement, by and between the Company
               and U.S. Trust Company of Texas, N.A. dated as of July 30,
               1997 (Incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, Registration
               No. 333-31173).

  4.3     --   Form of First Amendment to Rights Agreement
               (Incorporated by reference to Exhibit 4.3 of the Company's
               Form 10-Q for the three months ended March 31, 1998 filed on May 14, 1998).

  11.1    --   Statement regarding Computation of Per Share Earnings.

  15.1    --   Letter Re: Unaudited Interim Financial Information.

  27.1    --   Financial Data Schedule (EDGAR version only).