Form 10-Q/A
period 1998-09-30
INSPIRE INSURANCE SOLUTIONS INC
filed 1999-03-26
CIK 1042051

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the quarterly period ended................................September 30, 1998

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from.....................  to.........................

Commission file number......................................  000-23005

                       INSPIRE INSURANCE SOLUTIONS, INC.

             (Exact name of registrant as specified in its charter)

TEXAS                                                           75-2595937
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

     This Amendment No. 1 to Form 10-Q amends and supplements the quarterly report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998 (the "Form 10-Q") of INSpire Insurance Solutions, Inc. (the "Company"). Capitalized terms used herein have the meanings ascribed to such terms in the Form 10-Q unless otherwise defined herein.

     The Form 10-Q is hereby amended and supplemented by amending and restating
Part I, Item 1 and Item 2 of the Form 10-Q. The primary changes from the Form 10-Q are (i) the financial statements in Item 1 are being restated to reflect the restatement of the purchase price allocation relating to the acquisition of Paragon Interface, Inc. during the three months ended June 30, 1998, and (ii)
Item 2 is amended to reflect this restatement in management's discussion and analysis.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       INSPIRE INSURANCE SOLUTIONS, INC.
                            CONDENSED BALANCE SHEETS

                                                              September 30,   December 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (unaudited)
                                                              (As restated
                                                               see Note 5)
                                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents................................  $ 58,647,587    $28,039,323
   Investments..............................................    15,603,278             --
   Accounts receivable, net.................................    13,986,096     10,976,672
   Income taxes receivable..................................       121,076        149,041
   Deferred income taxes....................................       721,997      1,434,000
   Prepaid expenses and other current assets................     7,629,213      4,154,417
                                                              ------------    -----------
      Total current assets..................................    96,709,247     44,753,453
Accounts receivable, excluding current portion..............            --         74,258
Property and equipment, net (accumulated depreciation 1998
  $13,129,286; 1997 $10,382,308)............................     9,856,114      6,029,973
Intangibles and other assets................................    21,566,820     17,039,634
                                                              ------------    -----------
TOTAL.......................................................  $128,132,181    $67,897,318
                                                              ============    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable.........................................  $    654,580    $   834,418
   Accrued payroll and compensation.........................       837,774        633,252
   Other accrued expenses...................................     2,075,131      1,485,543
   Unearned revenue.........................................     2,030,323      5,053,165
   Deferred compensation....................................     2,201,296      2,699,000
   Income taxes payable.....................................     2,106,657      3,063,000
   Current portion of long-term debt........................       565,214        609,658
                                                              ------------    -----------
      Total current liabilities.............................    10,470,975     14,378,036
                                                              ------------    -----------
Deferred compensation.......................................       406,846      1,657,017
Long-term debt..............................................            --        373,151
Deferred income taxes.......................................     3,087,030      2,723,000

Commitments and contingencies...............................            --             --

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value; 1,000,000 shares
     authorized, none issued and outstanding................            --             --
   Common stock, $.01 par value; 50,000,000 shares
     authorized, 18,431,701 shares issued and outstanding in
     1998; 15,286,875 shares issued and outstanding in
     1997...................................................       184,317        101,913
   Additional paid-in capital...............................   105,976,548     48,725,299
   Retained earnings (accumulated deficit)..................     8,006,465        (61,098)
                                                              ------------    -----------
Total shareholders' equity..................................   114,167,330     48,766,114
                                                              ------------    -----------
TOTAL.......................................................  $128,132,181    $67,897,318
                                                              ============    ===========

           See accompanying notes to condensed financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three months ended           Nine months ended
                                                            September 30,               September 30,
                                                      -------------------------   --------------------------
                                                         1998          1997           1998          1997
                                                      -----------   -----------   ------------   -----------
                                                                                  (As restated
                                                                                  See Note 5)
REVENUES:
  Outsourcing services..............................  $13,314,284   $ 8,178,318   $34,846,030    $22,572,215
  Software and software services....................    8,346,946     6,709,500    24,863,884     14,271,379
  Other.............................................      422,941       294,133     1,690,662      1,597,572
                                                      -----------   -----------   -----------    -----------
         Total revenues.............................   22,084,171    15,181,951    61,400,576     38,441,166
                                                      -----------   -----------   -----------    -----------
EXPENSES:
  Cost of outsourcing services......................    5,704,613     5,065,693    17,206,778     15,163,900
  Cost of software and software services............    5,457,918     4,288,087    14,379,706      8,640,574
  Cost of other revenues............................      284,280       341,215     1,150,078      1,037,710
  Selling, general and administrative...............    4,043,921     2,180,223    11,094,537      4,177,443
  Research and development..........................      796,921       211,267     1,895,486        890,867
  Depreciation and amortization.....................    1,634,938     1,121,376     4,270,524      2,816,792
  In-process research and development...............           --            --       500,000      3,000,000
  Deferred compensation.............................           --            --            --      3,949,000
  Management fees to shareholder....................           --        45,000            --      1,245,000
                                                      -----------   -----------   -----------    -----------
         Total expenses.............................   17,922,591    13,252,861    50,497,109     40,921,286
                                                      -----------   -----------   -----------    -----------
OPERATING INCOME(LOSS)..............................    4,161,580     1,929,090    10,903,467     (2,480,120)
OTHER INCOME (EXPENSE):
  Interest income...................................      829,269       186,566     2,127,437        261,103
  Interest expense..................................       (8,966)      (91,640)      (48,750)      (303,684)
  Other.............................................           --     1,635,959            --      1,614,588
                                                      -----------   -----------   -----------    -----------
         Total other income (expense)...............      820,303     1,730,885     2,078,687      1,572,007
                                                      -----------   -----------   -----------    -----------
INCOME (LOSS) BEFORE INCOME TAX.....................    4,981,883     3,659,975    12,982,154       (908,113)
INCOME TAX BENEFIT (EXPENSE)........................   (1,743,656)   (1,203,496)   (4,853,510)       508,159
                                                      -----------   -----------   -----------    -----------

NET INCOME (LOSS)...................................  $ 3,238,227   $ 2,456,479   $ 8,128,644    $  (399,954)
                                                      ===========   ===========   ===========    ===========

NET INCOME (LOSS) PER SHARE (BASIC).................  $       .18   $       .20   $       .47    $      (.04)
                                                      ===========   ===========   ===========    ===========

NET INCOME (LOSS) PER SHARE (DILUTED)...............  $       .16   $       .18   $       .42    $      (.04)
                                                      ===========   ===========   ===========    ===========

           See accompanying notes to condensed financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Nine months ended
                                                                     September 30,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
                                                              (As restated
                                                              See Note 5)
OPERATING ACTIVITIES:
  Net income (loss).........................................  $  8,128,644   $   (399,954)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     4,270,524      2,816,792
    Deferred income taxes...................................            --     (2,785,000)
    In-process research and development.....................       500,000      3,000,000
    Gain on sale of subsidiary..............................            --     (1,634,291)
    Change in operating assets and liabilities:
      Accounts receivable...................................    (2,710,796)    (3,885,723)
      Prepaid expenses and other current assets.............    (3,407,666)    (1,039,637)
      Other assets..........................................      (139,317)       438,165
      Accounts payable......................................      (192,365)    (1,580,809)
      Accrued payroll and compensation......................       223,541       (494,383)
      Other accrued expenses................................       381,848        980,289
      Unearned revenue......................................    (3,119,717)       270,546
      Income taxes payable..................................     2,040,313      1,819,135
      Deferred compensation.................................      (216,891)     4,004,567
                                                              ------------   ------------
Net cash provided by operating activities...................     5,758,118      1,509,697
                                                              ------------   ------------

INVESTING ACTIVITIES:
  Purchase of investments...................................   (15,603,278)   (13,198,953)
  Proceeds from sale of subsidiary, net of cash
    relinquished............................................            --      2,499,262
  Purchases of property and equipment.......................    (6,117,361)    (1,275,273)
  Capitalized research and development costs................    (1,510,926)      (326,546)
  Acquisition of subsidiary, net of cash acquired...........    (4,237,161)   (17,118,849)
                                                              ------------   ------------
Net cash used in investing activities.......................   (27,468,726)   (29,420,359)
                                                              ------------   ------------

FINANCING ACTIVITIES:
  Proceeds from borrowings..................................            --      8,677,503
  Repayment of borrowings...................................      (946,622)   (10,646,191)
  Repayment of borrowings from shareholder..................            --       (995,706)
  Contribution from shareholder.............................            --     10,500,000
  Issuance of common stock, net of issuance costs paid......    52,877,321     34,244,192
  Proceeds from exercises under stock plans, net............       388,173             --
  Bank overdrafts...........................................            --        265,407
                                                              ------------   ------------
Net cash provided by financing activities...................    52,318,872     42,045,205
                                                              ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    30,608,264     14,134,543
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    28,039,323        363,398
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 58,647,587   $ 14,497,941
                                                              ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $     48,750   $    349,368
                                                              ============   ============
  Income taxes paid.........................................  $  2,642,173   $         --
                                                              ============   ============
  Noncash investing activities - contribution of fixed
    assets from shareholder.................................  $         --   $  1,308,191
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

         Reclassifications -- Certain prior year amounts have been reclassified to conform to current year presentation.

         Investments -- Investments consist of debt securities classified as assets held for sale. At September 30, 1998 the cost of the assets approximates fair market value.

         Net Income (Loss) Per Share -- Net income (loss) per share (basic) of the Company is computed by dividing net income or loss by the weighted average number of shares outstanding. The weighted average number of shares (basic) was 18,358,416 and 12,533,744 for the three months ended September 30, 1998 and 1997, respectively, and 17,370,488 and 11,185,364 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average number of shares (diluted) was 20,353,515 and 13,793,312 for the three months ended September 30, 1998 and 1997, respectively, and 19,372,827 and 11,185,364 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average number of shares amounts have been adjusted to reflect all stock splits and stock dividends, including the three-for-two stock split that was made in the form of a stock dividend and was effective on August 17, 1998.

2. RELATED PARTY TRANSACTIONS

         The Company provides outsourcing services and software and software services to Millers Mutual, a shareholder of the Company, and The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.4% subsidiary of Millers Mutual, under the terms of various agreements. For the nine months ended September 30, 1998 and 1997, under such agreements, the Company earned total fees of approximately $18,370,000 and $12,696,562, respectively.

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

5. RESTATEMENT

         Subsequent to the issuance of INSpire's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of Paragon Interface, Inc. ("Paragon") in April 1998. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition.

         The revised valuation is based on management's estimates of the net cash flows associated with expected operations of Paragon and gives explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 1998 letter to the American Institute of Certified Public Accountants.

         As a result of the revised allocation, the Company's condensed financial statements as of and for the nine months ended September 30, 1998, have been restated from amounts previously reported to reduce the amounts of the acquired in-process research and development expensed by $1.5 million and to increase intangible assets by $1.5 million. The change had no impact on the net cash flows provided by operations.

         A summary of the significant effects of the restatement is as follows:

                                                               AS OF SEPTEMBER 30, 1998
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
Balance Sheet Data:
Intangibles and other assets................................   $20,066,820    $21,566,820
Retained earnings...........................................   $ 6,506,465    $ 8,006,465

                                                                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 1998
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
Statements of Operations Data:
In-process research and development.........................   $ 2,000,000    $   500,000
                                                               -----------    -----------
Total Expenses..............................................   $51,997,109    $50,497,109
                                                               -----------    -----------
Net income..................................................   $ 6,628,644    $ 8,128,644
                                                               ===========    ===========
Net income per common share -- Basic........................   $      0.38    $      0.47
                                                               ===========    ===========
Net income per common share -- Diluted......................   $      0.34    $      0.42
                                                               ===========    ===========

6. SUBSEQUENT EVENTS

         Acquisition of the Capital Stock of Arrow Claims Management, Inc. and Certain Assets of Arrowhead General Insurance Agency, Inc. -- The Company entered into a stock purchase agreement (the "Stock Purchase Agreement"), dated as of October 29, 1998, with Arrow Claims Management, Inc. ("Arrow") and all of Arrow's shareholders, pursuant to which the Company agreed to acquire from such shareholders all of the outstanding capital stock of Arrow for $13.5 million in cash (subject to adjustment). The Company also entered into an asset purchase agreement (the "Asset Purchase Agreement"), dated as of October 29, 1998, with Arrowhead General Insurance Agency, Inc. ("Arrowhead Agency"), pursuant to which the Company agreed to acquire substantially all of those assets of Arrowhead Agency related to its policy administration business for $6.5 million in cash (subject to adjustment) and an option to purchase up to 299,466 shares of common stock, par value $.01 per share, of the Company subject to achieving certain performance objectives.

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

         As discussed in Note 5, the accompanying condensed financial statements as of September 30, 1998 and for the nine months then ended have been restated.

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

DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 2, 1998
(February 25, 1999 as to Note 5)

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         Acquisition of the Capital Stock of Arrow Claims Management, Inc. and Certain Assets of Arrowhead General Insurance Agency, Inc. The Company entered into a stock purchase agreement (the "Stock Purchase Agreement"), dated as of October 29, 1998, with Arrow Claims Management, Inc. ("Arrow") and all of Arrow's shareholders, pursuant to which the Company agreed to acquire from such shareholders all of the outstanding capital stock of Arrow for $13.5 million in cash (subject to adjustment). The Company also entered into an asset purchase agreement (the "Asset Purchase Agreement"), dated as of October 29, 1998, with Arrowhead General Insurance Agency, Inc. ("Arrowhead Agency"), pursuant to which the Company agreed to acquire substantially all of those assets of Arrowhead Agency related to its policy administration business for $6.5 million in cash (subject to adjustment) and an option to purchase up to 299,466 shares of common stock, par value $.01 per share (the "Common Stock"), of the Company subject to achieving certain performance objectives. Upon the consummation of the transaction contemplated by the Stock Purchase Agreement and the Asset Purchase Agreement, the Company will enter into (i) a registration rights agreement with Arrowhead Agency pursuant to which Arrowhead Agency may demand that the Company register, at the Company's expense, the shares of Common Stock underlying such option under the Securities Act of 1933, as amended, (ii) ten year outsourcing agreements to provide policy and claims administration services to Arrowhead Agency, and (iii) a guaranty under which Arrowhead Agency will guarantee the obligations of Arrow and its shareholders under the Stock Purchase Agreement.

         Restatement of In-Process Research and Development. Subsequent to the issuance of INSpire's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of Paragon Interface, Inc. ("Paragon") in April 1998. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisitions. The significant effects of the restatement have been reflected herein.

RESULTS OF OPERATIONS

         The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                              Three months     Nine months
                                                                 ended            ended
                                                             September 30,    September 30,
                                                             --------------   --------------
                                                             1998     1997    1998     1997
                                                             -----    -----   -----    -----
                                                                       (unaudited)
REVENUES:
  Outsourcing services.....................................   60.3%    53.9%   56.8%    58.7%
  Software and software services...........................   37.8     44.2    40.5     37.1
  Other....................................................    1.9      1.9     2.7      4.2
                                                             -----    -----   -----    -----
       Total revenues......................................  100.0    100.0   100.0    100.0
                                                             -----    -----   -----    -----
EXPENSES:
  Cost of outsourcing services.............................   25.8     33.4    28.0     39.4
  Cost of software and software services...................   24.7     28.2    23.4     22.5
  Cost of other revenues...................................    1.3      2.2     1.9      2.7
  Selling, general and administrative......................   18.3     14.4    18.1     10.9
  Research and development.................................    3.6      1.4     3.0      2.3
  Depreciation and amortization............................    7.4      7.4     7.0      7.3
  In-process research and development......................     --       --      .8      7.8
  Deferred compensation....................................     --       --      --     10.3
  Management fees to shareholder...........................     --      0.3      --      3.3
                                                             -----    -----   -----    -----
       Total expenses......................................   81.1     87.3    82.2    106.5
                                                             -----    -----   -----    -----
OPERATING INCOME (LOSS)....................................   18.9     12.7    17.8     (6.5)
OTHER INCOME...............................................    3.7     11.4     3.4      4.1
                                                             -----    -----   -----    -----
INCOME (LOSS) BEFORE INCOME TAX............................   22.6     24.1    21.1     (2.4)
INCOME TAX BENEFIT (EXPENSE)...............................   (7.9)    (7.9)   (7.9)     1.3
                                                             -----    -----   -----    -----
NET INCOME (LOSS)..........................................   14.7%    16.2%   13.2%    (1.1)%
                                                             =====    =====   =====    =====

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

         Depreciation and Amortization. Depreciation and amortization expense was $1.6 million for the three months ended September 30, 1998 compared to $1.1 million for the three months ended September 30, 1997, an increase of approximately $500,000 or 45%. This increase is primarily attributable to: (i) amortization of goodwill and capitalized software recorded in connection with the acquisition of the outstanding capital stock of Paragon on April 20, 1998 (the "Paragon Acquisition") and (ii) acquisitions of property and equipment of $6.9 million in the aggregate since September 30, 1997 as a result of the expansion in infrastructure to support the Company's growth.

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

         Net Income. Net income was $8.1 million, or $.42 per diluted share ($.47 per basic share), for the nine months ended September 30, 1998 compared to a net loss of $400,000, or $.04 per diluted share ($.04 per basic share), for the nine months ended September 30, 1997. Excluding the impact on net income resulting from the $500,000 write-off of in-process research and development associated with the Paragon Acquisition, net income would have been $8.6 million, or $.45 per diluted share ($.50 per basic share), for the nine months ended September 30, 1998. Excluding the impact on the net loss resulting from the charge to operations of $3.9 million of deferred compensation associated with stock options granted to executive officers, the write-off of in-process research and development of $3.0 million recorded in connection with the SDS acquisition, and the gain on sale of subsidiary of $1.6 million, net income would have been $3.0 million, or $.24 per diluted share ($.27 per basic share), for the nine months ended September 30, 1997.

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

Date: March 24, 1999                       INSpire Insurance Solutions, Inc.

                                           /s/ F. GEORGE DUNHAM, III
                                           -------------------------------------
                                           F. George Dunham, III
                                           Chief Executive Officer, Chairman and
                                           Director

                                           /s/ KENNETH J. MEISTER
                                           -------------------------------------
                                           Kenneth J. Meister
                                           Executive Vice President and Chief
                                           Financial Officer

                               INDEX TO EXHIBITS


      EXHIBIT NO.                 DESCRIPTION
      ----------                  -----------

         2.1      Form of Stock Purchase Agreement, dated as of October 29,
                  1998, by and among the Company, Arrow Claims Management, Inc.
                  and the shareholders of Arrow Claims Management, Inc.
                  (Incorporated by reference to Exhibit 2.1 of the Company's
                  Form 10-Q for the three months ended September 30, 1998 filed with the SEC on November 13, 1998).

         2.2      Form of Asset Purchase Agreement, dated as of October 29,
                  1998, by and among the Company and Arrowhead General Insurance
                  Agency, Inc. (Incorporated by reference to Exhibit 2.2 of the Company's Form 10-Q for the three months ended September 30, 1998 filed with the SEC on November 13, 1998).

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

         10.1 Form of Employment Agreement, dated and effective as of September 3, 1998, by and between the Company and John C.
                  Aldredge. (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the three months ended September 30, 1998 filed with the SEC on November 13, 1998).

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re: Unaudited Interim Financial Information.

         27.1     Financial Data Schedule (EDGAR version only).
