Form 10-K
period 1998-12-31
INSPIRE INSURANCE SOLUTIONS INC
filed 1999-03-26
CIK 1042051

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-23005

                       INSPIRE INSURANCE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    TEXAS                                        73-2595937
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

              300 BURNETT STREET
              FORT WORTH, TEXAS                                    76102
   (Address of Principal Executive Offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (817) 348-3900

          Securities registered pursuant to Section 12(b) of the Act:

                TITLE OF CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
                --------------                      ------------------------------------
                     None                                           N/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999, the aggregate market value of voting stock held by non-affiliates was $216,480,692.

     As of March 15, 1999, there were 18,763,558 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 1999 Annual Meeting is incorporated into Part III of this Form 10-K by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                          PAGE
                                                                          ----
FORWARD-LOOKING STATEMENTS.............................................     1
PART I.................................................................     1
  ITEM 1.  BUSINESS....................................................     1
  ITEM 2.  PROPERTIES..................................................    11
  ITEM 3.  LEGAL PROCEEDINGS...........................................    11
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    11
PART II................................................................    12
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................    12
  ITEM 6.  SELECTED FINANCIAL DATA.....................................    13
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................    14
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK........................................................    21
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    22
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................    23
PART III...............................................................    24
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    24
  ITEM 11. EXECUTIVE COMPENSATION......................................    24
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................    24
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    24
PART IV................................................................    24
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.........................................................    24
SIGNATURES.............................................................    26

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K (the "Form 10-K") (including the annual report to shareholders (the "Annual Report") accompanying this Form 10-K) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K (including the Annual Report accompanying this Form 10-K), words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to INSpire Insurance Solutions, Inc. ("INSpire" or the "Company") or its management, identify forward-looking statements. These forward-looking statements are based on information currently available to INSpire's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to difficulties associated with growth, INSpire's dependence on major customers and limited operating history, technological change, competitive factors and pricing pressures, product development risks, changes in legal and regulatory requirements, general economic conditions and other factors described in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements reflect the current views of INSpire's management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of INSpire. All subsequent written and oral forward-looking statements attributable to INSpire or persons acting on its behalf are expressly qualified in their entirety by this paragraph. The risk factors set forth in INSpire's Registration Statement on Form S-1 (Registration No. 333-47413), filed with the Securities and Exchange Commission and declared effective on March 27, 1998, are hereby incorporated by reference.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     INSpire is a leading provider of policy and claims administration solutions to the property and casualty ("P&C") insurance industry, offering a comprehensive choice of outsourcing services and software and software services. INSpire's outsourcing services, which generally are provided on a percentage of premiums written or claims paid basis, include application of underwriting and rating criteria defined by the insurer, policy issuance, policyholder mailings, customer service, billing and collections, claims adjusting and processing, and information technology ("IT") services. INSpire's software products include policy and claims administration systems, as well as systems that increase the productivity of insurers by automating certain functions, such as workflow management, underwriting rules and guidelines, document production and rating algorithms. These systems, which run on a variety of platforms including IBM AS/400, IBM RS/6000, Windows 3.1, Windows 95 and Windows NT, enable INSpire's customers to conduct their policy and claims administration more efficiently. INSpire's software services include installation, customization, conversion and maintenance of these systems to meet customer specifications.

OVERVIEW OF THE PROPERTY AND CASUALTY INSURANCE INDUSTRY

     The P&C insurance industry provides financial protection for individuals, businesses and others against losses of property or losses by third parties for which the insured is liable. P&C insurers underwrite policies that cover various types of risk, which can generally be divided into (i) personal lines of insurance covering individuals and (ii) commercial lines of insurance covering businesses. Personal lines generally include automobile insurance (physical damage and liability insurance) and homeowners' insurance. Commercial lines generally include workers' compensation, business, directors and officers liability, theft and medical malpractice insurance as well as insurance covering other commercial risks.

     The P&C insurance industry is highly competitive. Insurance companies compete primarily on the basis of price, consumer satisfaction and claims paying ability. According to A.M. Best Company ("A.M. Best"), as of December 31, 1997, there were approximately 3,000 P&C insurance companies in the United States generating approximately $280 billion in annual premium revenues, of which approximately 42% were written by the top 10 insurers. Based on statistics released by the Insurance Services Office, an industry advisory organization, premium revenues for the P&C insurance industry over the past several years have been increasing approximately 3% annually.

     According to a study published by A.M. Best, the 10 largest insured catastrophes have occurred since 1989, including Hurricane Andrew in 1992, the Northridge, California earthquake in 1994 and Hurricane Hugo in 1989. INSpire believes that these catastrophes have caused insurers to decrease their exposure in areas prone to natural disasters. Much of the excess demand created by insurers leaving markets is being met by reinsurers and new market entrants that have not made significant infrastructure investments and do not desire to do so. INSpire believes that its ability to deliver services priced as a percentage of premiums written or claims paid should be attractive to these new entrants because it will enable them to enter new markets without incurring substantial fixed infrastructure costs.

     According to the National Association of Independent Insurers, information systems expenses as a percentage of written premiums increased from 2.5% in 1992 to 3.3% in 1996. INSpire believes that this increasing investment in information systems is indicative of the demand for automation in the P&C insurance industry. This demand promotes the sale of software and software services and represents an opportunity to provide outsourcing services for those insurers that do not wish to make increasing levels of capital expenditures.

NEED FOR INFORMATION MANAGEMENT AND WORK PROCESS AUTOMATION

     Technology is a critical element in an insurance company's ability to compete. Insurance companies use technology and information systems as management tools to compete more effectively by improving efficiency, managing costs and increasing customer satisfaction. A highly technical industry has evolved to meet the unique needs of P&C insurers to manage and process large amounts of policyholder data. Insurers are shifting their focus away from finding more efficient means of storing information toward more efficient ways of processing information.

     INSpire provides a wide variety of services and products to manage and process policy and claims information more efficiently, including (i) software and software services, (ii) policy administration services, (iii)claims administration services and (iv) IT services. INSpire also provides both policy and claims administration outsourcing services to enable customers to operate as "virtual insurance companies" allowing these customers to eliminate infrastructures necessary for such purposes. INSpire believes there are significant opportunities to market its services and products for the following reasons:

     - Economies of Technology. The investment in information systems necessary for P&C insurers to remain competitive is often cost prohibitive, particularly for smaller companies, because of the specialized technical knowledge required to develop, install, operate and maintain sophisticated systems. INSpire's services and products allow insurance companies to take advantage of economies of technology by leveraging INSpire's investment in software systems and productivity tools.

     - Trend Toward Direct Sales. Many insurers of personal lines are able to reduce costs and premiums by selling policies directly to policyholders rather than through independent agents. This trend has created opportunities for INSpire to market its services and products to both insurers that sell directly to policyholders and those that continue to sell through independent agents. Automation of the policy and claims administration functions allows insurers selling directly to customers to provide services efficiently that were traditionally performed by agents. Automation also enables insurers that sell through agents to reduce administration costs to compete more effectively with insurers that sell directly to policyholders.

     - Year 2000 Issue. The Year 2000 issue manifests itself in the policy and claims administration area. The Year 2000 issue arose because, until recently, most software systems were not programmed to correctly recognize dates beyond December 31, 1999. INSpire believes that many insurance companies may resolve the Year 2000 issue by either (i) purchasing new software systems or (ii) entirely outsourcing their policy and claims needs rather than incurring the cost of updating their old systems.

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

     - Customer Service. As policyholders demand faster, broader and better service, P&C insurers that provide superior customer service enjoy a competitive advantage. Policyholders frequently cite dissatisfaction with policy or claims handling processes as a cause of policy nonrenewal. By providing good customer service, insurance companies can retain existing policyholders, which is more cost effective than attracting new policyholders away from a competitor. Automation and outsourcing can allow insurance companies to improve customer service while lowering fixed costs.

TREND TOWARD OUTSOURCING

     Since the late 1980s, many P&C insurers have sought to use third parties to provide certain functions or services that the insurers historically performed in-house. These companies seek to focus on their core competencies, reduce costs and avoid the significant investment associated with developing, installing, operating and maintaining information management and automation systems. INSpire believes that insurance companies increasingly will conclude that policy and claims administration and regulatory compliance are too complicated, costly and administratively burdensome to be performed in-house. Other factors contributing to the outsourcing trend include the following:

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

     - Virtual Insurance Companies. Regulatory changes have permitted new companies that are not traditional insurance companies to enter the P&C insurance industry. Banks, credit unions and other financial services companies are beginning to underwrite P&C insurance. These new entrants often do not have policy and claims administration infrastructure or expertise in place and are natural candidates for outsourcing. INSpire facilitates the creation of these "virtual insurance companies" by providing policy and claims administration and related back office administration to new entrants that desire to focus their resources on core marketing, underwriting and financial aspects of the P&C insurance business.

THE INSPIRE STRATEGY

     INSpire's objective is to become the leading provider of policy and claims administration solutions to the P&C insurance industry. INSpire's strategy to achieve this objective involves the following elements:

     - Offer a Comprehensive Choice of Solutions. INSpire offers an "a la carte" menu of services and products that is attractive to a wide variety of potential customers. This comprehensive and flexible approach enhances customer stability and increases opportunities for new sales by allowing INSpire to sell multiple services and products to both existing and new customers.

     - Focus Sales Efforts. INSpire believes that specialized sales teams dedicated to INSpire's principal markets of outsourcing services and software and systems sales can most effectively relate to each type of customer. INSpire's outsourcing marketing group concentrates on marketing INSpire's claims administration, policy administration and IT services to established P&C insurance companies as well as new entrants in the P&C industry, such as banks, credit unions and other financial services companies. INSpire's software and systems marketing group uses dedicated sales teams to focus on larger accounts (generally defined as insurance companies with annual premiums in excess of $250 million). INSpire believes that this sales strategy allows it to capitalize on its ability to offer a comprehensive choice of solutions to a wide variety of customers.

     - Generate Recurring Revenues. INSpire's services and products generate revenues based on events that occur in the normal course of a customer's business. Policy administration and IT services generate recurring revenues because INSpire earns a percentage of each premium written by the insurance company. Claims administration services generate recurring revenues because INSpire earns a percentage of either each claim paid or each premium earned by the insurance company. Software licensing generates recurring revenues because most of INSpire's customers enter into systems support, maintenance or enhancement agreements to purchase additional services and software enhancements throughout the life of their systems.

     - Displacement Sales. INSpire intends to continue seeking opportunities to acquire existing policy and claims administration facilities and to enter into long term contracts to provide outsourcing services to the seller of such facilities or affiliates thereof. By converting these facilities onto its systems, INSpire can more efficiently administer policies and claims for such customer, thereby increasing its capacity for new business growth. INSpire utilized this strategy in 1998 when it purchased Arrowhead Claims Management, Inc. ("ACM") and converted it into INSpire's West Coast facility. See "-- Arrowhead Acquisition."

     - Enhance Product Capabilities. Maintaining technological leadership is critical to remaining competitive in INSpire's industry. INSpire plans to continuously enhance its existing services and products and develop entirely new services and products to respond to constantly changing customer requirements.

     - Pursue Strategic Acquisitions. INSpire intends to consider potential acquisition candidates that offer opportunities to increase market share and expand INSpire's line of outsourcing services and software and software services.

SERVICES AND PRODUCTS

     INSpire offers a range of services and products that are capable of providing a complete turnkey solution to all of a P&C insurer's policy and claims administration needs. INSpire installs, enhances and maintains a variety of policy and claims administration software systems and offers outsourcing of policy and claims administration. In 1998 and 1997, outsourcing services provided 58.4% and 57.4%, respectively, of INSpire's total revenues and software and software services provided 39.0% and 37.3%, respectively, of INSpire's total revenues. Outsourcing services provided 100% of INSpire's total revenues in 1996.

     Outsourcing Services. INSpire's outsourcing services include application of underwriting and rating criteria defined by the insurer, policy issuance, policyholder mailings, customer service, billing and collections, claims adjusting and processing, and IT services. The customer determines the extent to which it uses

INSpire's services. A team of INSpire and customer personnel work closely together to ensure the seamless integration of the customer's outsourced and in-house activities. INSpire's outsourcing services include the following:

     - Policy Administration. INSpire offers a suite of services to customers that are considering outsourcing their policy administration. The customer retains all of the financial risk and works with INSpire to provide underwriting and rating guidelines. The customer typically pays INSpire a percentage of premiums written for policy administration services, which include the following:

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

        - Accounting, billing and collections

        - Commission calculation and disbursement

        - Statutory reporting and regulatory compliance

        - Comprehensive management and service bureau reporting

     - Claims Administration. Claims administration describes the management of appraising, qualifying and settling P&C insurance claims. INSpire maintains a staff of claims adjusters and examiners and also uses independent claims adjusters. INSpire reviews insurance coverage, performs a claim analysis and prepares a check for payment of the claim, if warranted. The customer typically pays INSpire on either a percentage of premiums earned or claims paid basis.

     - IT Outsourcing. INSpire offers services to assist customers in operating, maintaining and enhancing information systems. INSpire migrates the customer's current system platform to INSpire's processing platform, including the installation of all necessary hardware components, depending on the customer's needs. After such migration, the customer administers its policies and claims internally by utilizing INSpire's systems and other software productivity tools. The customer typically pays INSpire on a percentage of premiums written basis, subject to a minimum fee.

     Software Products. INSpire sells information processing systems and software productivity tools that automate policy and claims administration. The information processing systems are designed to run on a variety of platforms, including IBM AS/400, IBM RS/6000, Windows 3.1, Windows 95 and Windows NT. INSpire's software productivity tools add functionality and flexibility to base systems. These productivity modules can be sold in conjunction with INSpire's base systems or as add-ons to other vendors' base systems.

     - Information Processing Systems

        - Policy and Claims Administration System. The Policy and Claims Administration System ("PCA") is an integrated system that offers policy and claims administration, billing and collections, financial administration, and management and statistical bureau reporting. PCA runs on the IBM AS/400 and IBM RS/6000 platforms. PCA was originally introduced in 1988 and the current version was introduced in 1995.

        - Windows into Property and Casualty System. Functionally comparable to PCA, Windows into Property and Casualty System ("WPC") is an integrated system that performs functions from submission tracking to policy and claims administration to management and bureau reporting. WPC runs on a PC platform in a client/server environment and on most major PC network operating systems, including Novell Netware and Microsoft Windows NT. WPC was introduced in 1992.

        - ValueRate Policy Administration System. In October 1997, INSpire entered into a five-year agreement with Cover-All Systems, Inc. ("Cover-All") to license Cover-All's commercial lines rating, policy issue and forms solutions for use in INSpire's products and services. This system, called ValueRate, is a commercial lines policy administration system designed to automate policy processing and improve customer service. ValueRate's functionality includes rating new applications, policy issuance, mid-term changes, cancellations, reinstatements and renewals. ValueRate also prints multiple recipient copies of all relevant documentation for each of these transactions, including quote summaries, declarations pages and mandatory and optional manuscript forms. ValueRate, which was recently interfaced, is now being used at a beta test site and continues to be modified for interface into the base WPC product and PCA.

     - Software Productivity Tools

        - EmPower. EmPower is an automated workflow management system designed for the personal lines policy administration needs of P&C insurers. EmPower interfaces with PCA, other vendors' systems or insurers' proprietary systems to provide imaging and workflow management technology. EmPower automatically processes the flow of information in a paperless environment, substantially reducing manual activities through the integration of voice, data, image and text into one system. EmPower was introduced in 1996 and operates in a client/server environment using Microsoft Windows. INSpire plans to enhance EmPower to support claims administration and commercial lines policy administration software and to interface EmPower with WPC client/ server based policy and claims administration systems.

        - Underwriting Expert System. The Underwriting Expert System ("UES") automates underwriting rules and guidelines to mirror a client's underwriting process. UES enhances consistency of review and streamlines customer service and operations departments by reducing the need for manual underwriting review. UES uses a relational database to store and report statistics concerning underwriting efficiency and results of the review process. UES was introduced in 1993 and operates in a client/server environment and interfaces with PCA and WPC, as well as most systems sold by other vendors or insurers' proprietary systems.

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

        - Visual Rater. Visual Rater is a productivity tool using object oriented programming technology that allows nontechnical users to create, build, test and maintain the rating components of insurance processing. With Visual Rater's "point and click" rating construction and maintenance interface, reusable rating components become simple icons that are used as building blocks to create rating algorithms. Visual Rater was introduced in 1995 and generally is sold with WPC.

        - Transfluent. Transfluent is a data translation software product that enables insurance companies to map data from external agencies to internal systems. In addition to selling Transfluent, INSpire uses it to automatically translate data from the dissimilar systems or diverse platforms of customer insurance companies into a format readable by INSpire's information processing systems. INSpire acquired all the rights to Transfluent through its acquisition of Paragon Interface, Inc. ("Paragon") in 1998.

     Software Services. INSpire customizes all of its software products to meet customer specifications. The initial license fee paid to INSpire gives the customer the right to use the software, but does not cover customization, conversion, enhancements or upgrades. INSpire provides systems installation, customization, conversion and maintenance on a time-and-materials basis. Bureau reporting services are provided on either a fixed fee or time-and-materials basis. Future enhancements and upgrades to a system are provided for an annual fee equal to a percentage of the initial license fee and installation of upgrades and enhancements are provided on a time-and-materials basis.

PRODUCT DEVELOPMENT

     The market for INSpire's products is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. INSpire's future success depends in part on its ability to enhance its existing services and products and develop new services and products to meet changing customer requirements. INSpire's development efforts focus on enhancement of existing services and products, expansion of operating system compatibility and development of new applications for emerging insurance markets. In addition, INSpire has acquired new services and products through the acquisition of complementary businesses and may continue to do so in the future. Currently, major areas of development emphasis are (i) the expansion of EmPower to include claims administration and commercial lines policy administration, (ii) integrating ValueRate into PCA and WPC, (iii) interfacing EmPower with WPC client/ server based policy and claims administration systems,
(iv) adding extensive Internet based functionality and (v) the expansion of software applications to address additional P&C insurance markets.

     Since inception, INSpire has made substantial investments in enhancement and development of its services and products. INSpire incurred research and development costs of approximately $6.3 million in 1998 and $3.0 million in 1997 (which includes approximately $250,000 incurred from January 1, 1997 to March 11, 1997 by Strategic Data Systems, Inc. ("SDS"), which INSpire acquired on March 12, 1997 (the "SDS Acquisition")). As of December 31, 1998, INSpire had approximately 58 employees that performed product development and quality assurance, as well as participated in the initial installations of new products. INSpire cannot assure that it will be successful in developing and marketing new or enhanced services or products.

CUSTOMER SUPPORT AND OPERATIONS

     INSpire provides policy and claims administration and IT outsourcing services at its service center in Fort Worth, Texas. INSpire maintains a customer service phone center for policyholders and agents five days a week. INSpire employs approximately 211 people in this service center.

     INSpire provides policy and claims administration and IT outsourcing services at its service centers in San Diego, California; Sacramento, California; Portland, Oregon; Phoenix, Arizona; and Dallas, Texas. INSpire employs approximately 476 people in these service centers.

     INSpire provides claims administration outsourcing services at its service centers in Laguna Hills, California; Troy, Michigan; Burlington, North Carolina and St. Petersburg, Florida. INSpire employs approximately 55 people in these service centers.

     INSpire provides software development, installation, maintenance and enhancement services at its facilities in Sheboygan, Wisconsin; Columbia, South Carolina; and Roswell, Georgia. INSpire employs approximately 286 people who provide software services and maintains a customer help line five days a week.

SALES AND MARKETING

     INSpire has built a seven person sales team dedicated solely to outsourcing sales. This sales team is conducting strategic marketing to a target base of customers identified on the basis of detailed customer criteria developed by INSpire's marketing personnel. INSpire believes that this targeted marketing approach should increase its customer success rate and generate additional outsourcing services revenues.

     INSpire also markets its outsourcing services through insurance brokers, industry consultants, managing general agents and reinsurers. When one of these sources identifies an opportunity and a request for proposal is received, INSpire prepares and submits a comprehensive proposal directly to the prospective customer. The prospective customer is then invited to Fort Worth to tour INSpire's service center and discuss the customer's requirements in detail. In early 1999, INSpire developed an on-site customer training room at its service center in Fort Worth that enables INSpire personnel to work with and train both prospective and current customers on INSpire's services and products. If INSpire is selected to be the outsourcing service provider, a multi-year contract is negotiated and executed. While the outsourcing sales cycle varies from customer to customer, it typically ranges from three to twelve months.

     INSpire's software and software services are marketed through a direct sales force located in Sheboygan, Wisconsin; Columbia, South Carolina; Fort Worth, Texas; and Roswell, Georgia. To support its sales force of 17 people, INSpire conducts marketing programs that include direct mail, trade shows, public relations, advertising and ongoing customer communication programs. INSpire also maintains strategic relationships with industry consultants who frequently assist insurance companies in identifying vendors. While the software systems sales cycle varies from customer to customer, it typically ranges from six to twelve months.

     INSpire believes that specialized sales teams dedicated to either outsourcing services or software and systems sales can most effectively relate to each type of customer. INSpire concentrates on marketing its claims administration, policy administration and IT services to established P&C insurance companies as well as new entrants in the P&C industry, such as banks, credit unions and other financial services companies. INSpire's software and systems sales teams focus on larger accounts (generally defined as insurance companies with annual premiums in excess of $250 million).

COMPETITION

     The markets for policy and claims administration services and products are highly competitive. INSpire competes in the following markets serving the P&C insurance industry: (i) outsourcing of policy administration, (ii) outsourcing of claims administration, (iii) outsourcing of IT services and (iv) software and software services.

     The policy administration and IT services outsourcing markets are dominated by a few large companies, including Policy Management Systems Corporation ("PMSC"). INSpire competes for these outsourcing customers on the basis of customer service, performance, product features and price. The claims administration outsourcing market is highly fragmented, with competition from a large number of claims administration companies of varying size as well as independent contractors. Competition in the claims administration market is principally price driven. Two of the larger competitors in this market are Lindsey Morden Claim Services Inc. and Crawford & Company, Inc. INSpire competes for software customers on the basis of customer service, performance, product features, ability to tailor products and services to specific customer requirements, timely delivery and price. Competitors include PMSC, Computer Sciences Corporation, The Freedom Group, Inc., Insurance Management Solutions Group, Inc. and The Wheatley Group, Ltd.

     INSpire believes, however, that its most significant competition for outsourcing services and software sales comes from policy and claims administration and information systems development performed in-house by insurance companies. Insurers that fulfill some or all of their policy and claims administration needs in-house typically have made a significant investment in their information processing systems and may be less likely to utilize INSpire's services. In addition, insurance company personnel have a vested interest in maintaining these responsibilities in-house.

     Many of INSpire's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than INSpire, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion and sale of their services or products than INSpire and respond more quickly to emerging technologies and changes in customer requirements. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their services and products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. INSpire cannot assure that it will be able to compete successfully against current and future competitors, or that competitive pressure faced by INSpire will not have a material adverse effect on its business, financial condition and results of operations.

CUSTOMERS

     INSpire currently provides outsourcing services to insurance companies, reinsurers and managing general agents. INSpire provides outsourcing services to The Millers Mutual Fire Insurance Company ("Millers Mutual"), which owned approximately 25% of the outstanding common stock, par value $0.01 per share (the "Common Stock"), of INSpire as of December 31, 1998, and its subsidiaries (the "Millers Group"), Clarendon National Insurance Company ("Clarendon") through contracts with various subsidiaries of E.W. Blanch Holdings Company, Inc. ("Blanch"), and approximately 14 other customers. Effective December 1, 1998, INSpire entered into a ten-year agreement to provide policy administration services, and INSpire Claims Management, Inc., a wholly-owned subsidiary of INSpire ("ICM"), entered into a ten-year agreement to provide claims administration services, to Arrowhead General Insurance Agency, Inc. ("AGIA"), a managing general agent generating approximately $200 million in annual premium revenues. See " -- Arrowhead Acquisition." INSpire believes it can successfully obtain new customers with existing books of business under long term contracts by purchasing such customers' (or affiliates thereof) processing facilities.

     INSpire currently has approximately 70 software and software services customers, including Motors Insurance Company, Zurich-American Insurance Group, Sul America Terrestres, Acceptance Insurance Companies and Guaranty National Insurance Company. INSpire intends to pursue software sales opportunities with larger insurance companies in the future.

     The Millers Group and Clarendon accounted for approximately 32% and 13%, respectively, of INSpire's total revenues in 1998 and approximately 32% and 16%, respectively, of INSpire's total revenues in 1997. In addition, AGIA accounted for approximately 3% of INSpire's total revenues in 1998 despite the fact that INSpire and ICM provided outsourcing services to AGIA in December 1998 only. See "-- Arrowhead Acquisition." Any loss of or material decrease in the business from any of these customers could have a material adverse effect on INSpire's business, financial condition and results of operations.

EMPLOYEES

     As of January 1, 1999, INSpire had 1,157 full-time employees, of whom 24 were employed in sales and marketing functions, 67 in finance and administration, 58 in research and development, 777 in outsourcing operations and 231 in software and software services functions. INSpire's employees are not represented by any collective bargaining organization and none of its employees are covered by a collective bargaining agreement. INSpire believes that it has a good relationship with its employees. INSpire regularly seeks to identify skilled software engineers and other potential employee candidates and experiences intense competition for personnel in the software industry. INSpire believes that its ability to recruit and retain highly skilled technical, sales and marketing and management personnel will be critical to INSpire's future success. INSpire cannot assure that it will be able to hire a sufficient number of employees with the skills necessary to enable INSpire to attain its objective of becoming the leading provider of policy and claims administration solutions to the P&C insurance industry.

INTELLECTUAL PROPERTY

     INSpire licenses its software systems to customers under nonexclusive and nontransferable license agreements, which generally provide for a paid-up license fee or a license fee payable in installments. The initial license fee grants the customer the right to use the version of the software system existing at the time the license is granted and does not cover upgrades or enhancements.

     INSpire relies on contract rights and copyright and other intellectual property laws to protect its products, including software source code, as trade secrets and confidential proprietary information. INSpire's agreements with its current and prospective customers prohibit disclosure of INSpire's trade secrets and proprietary information to third parties without the consent of INSpire and generally restrict the use of INSpire's products to the customers' operations. INSpire also informs its employees of the proprietary nature of its products and typically obtains from them agreements not to disclose trade secrets and proprietary information. Notwithstanding these restrictions, INSpire cannot assure that its competitors could not obtain unauthorized access to INSpire's software source code and other trade secrets and proprietary information. INSpire owns and uses common law trademarks, copyrights and service marks in connection with its business, none of which are registered.

     INSpire is not engaged in any material disputes with other parties with respect to the ownership or use of INSpire's proprietary technology. INSpire cannot assure however, that third parties will not assert technology infringement claims against INSpire in the future. The litigation of such claims may involve significant expense and management time. In addition, if any such claim were successful, INSpire could be required to pay monetary damages, refrain from distributing or using the alleged infringing product, or obtain a license from the party asserting the claim, which could be unavailable on commercially reasonable terms. The absence of federal or state registrations for its intellectual property could be detrimental to INSpire in any infringement litigation or other disputes regarding intellectual property.

ARROWHEAD ACQUISITION

     As of December 1, 1998, pursuant to that certain Stock Purchase Agreement, dated October 29, 1998 by and among INSpire, ACM, and all the shareholders of ACM (the "Stock Purchase Agreement"), INSpire purchased all the outstanding shares of capital stock of ACM for an aggregate purchase price of $13.5 million (the "ACM Acquisition"). The assets acquired by INSpire through the acquisition of ACM include assets for performing claims administration services. INSpire changed the name of ACM to "INSpire Claims Management, Inc." and intends to use ICM and its assets to provide claims administration services.

     Also, as of December 1, 1998, pursuant to that certain Asset Purchase Agreement, dated October 29, 1998, by and between INSpire and AGIA (the "Asset Purchase Agreement"), INSpire purchased from AGIA certain assets relating to its policy administration services for P&C insurers (this purchase, along with the ACM Acquisition, the "Arrowhead Acquisition"). INSpire paid AGIA an aggregate purchase price of $6.5 million plus an option to purchase up to 299,466 shares of Common Stock pursuant to an Option Agreement, dated as of December 1, 1998, between INSpire and AGIA (the "Option Agreement"). INSpire intends to use the newly-acquired assets for policy administration services for various lines of insurance.

     Effective December 1, 1998, INSpire entered into a ten year policy administration services agreement with AGIA and ICM entered into a ten year claims administration services agreement with AGIA. Also, in connection with the Arrowhead Acquisition, INSpire and AGIA entered into a registration rights agreement pursuant to which INSpire granted certain registration rights to AGIA.

RECENT EVENTS

     Follow-on Public Offering. On March 27, 1998, INSpire's follow-on public offering of 3,967,500 shares of Common Stock became effective. Pursuant to this offering, INSpire sold 2,700,000 shares of Common Stock. In addition, certain shareholders sold 1,267,500 shares of Common Stock. The shares of Common Stock were sold at a price of $21.00 per share, which resulted in net proceeds to INSpire of approximately $53 million. INSpire intends to use such net proceeds for general corporate purposes, including working capital, product development and acquisitions. Pending such uses, INSpire has invested the net proceeds in short-term, investment grade, interest-bearing securities. The above amounts and prices related to the Common Stock have been adjusted to give effect to the Stock Dividend (as defined below).

     Acquisition of Paragon. On April 20, 1998, INSpire acquired all of the outstanding shares of common stock of Paragon for $4.25 million and costs and expenses of approximately $100,000 (the "Paragon Acquisition"). This acquisition enabled INSpire to acquire all of Paragon's rights to the Transfluent software productivity tool. This acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair market values. Paragon was merged with and into INSpire on May 1, 1998.

     Stock Split. On July 21, 1998, the Board of Directors approved a three-for-two stock split. The stock split was effected in the form of a stock dividend (the "Stock Dividend"), which was paid on August 17, 1998 to shareholders of record as of the close of business on July 31, 1998.

     Amendment to Rights Agreement. On December 18, 1998, INSpire and U.S. Trust Company of Texas, N.A. entered into an Amended and Restated Rights Agreement to amend and restate that certain Rights Agreement dated as of July 30, 1997, as amended by the First Amendment to Rights Agreement, dated as of April 7, 1998. The Amended and Restated Rights Agreement was entered into to, among other things, eliminate all "Continuing Director" provisions.

AVAILABLE INFORMATION

     INSpire files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document INSpire files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. INSpire's SEC filings are also available to the public at INSpire's web site at http://www.nspr.com or at the SEC's web site at http://www.sec.gov.

ITEM 2. PROPERTIES

     The following table sets forth certain information with respect to the principal facilities used in INSpire's operations, all of which are leased:

                                                          CURRENT
                                                          MONTHLY     APPROXIMATE        LEASE
LOCATION                             FUNCTION            LEASE RATE     SQ. FT.     EXPIRATION DATE
--------                             --------            ----------   -----------   ---------------
Fort Worth, Texas.........  Headquarters and policy and   $64,100       96,000      November 2008
                              claims administration
San Diego, California.....  Policy and claims              86,600(1)    93,000      March 2007
                              administration
Columbia, South             Software and software          36,600       29,400      August 2002
  Carolina................    services
Sheboygan, Wisconsin......  Software and software          20,700       28,100      February 2007
                              services

---------------

(1) The rights, duties and obligations under the lease covering this property have been assigned to INSpire by AGIA in connection with the Arrowhead Acquisition.

     The aggregate monthly lease rate for the properties listed above is $208,000. INSpire also leases satellite facilities with an aggregate monthly lease rate of $63,500.

     INSpire believes that its existing facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     INSpire is not a party to any legal proceedings that it believes could have a material adverse effect on its business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Amounts and prices related to shares of Common Stock in this Part II have been adjusted to give effect to the Stock Dividend.

PRICE RANGE OF COMMON STOCK

     The Common Stock is traded on the Nasdaq National Market under the trading symbol NSPR. The following table sets forth the high and low closing sales prices as reported by the Nasdaq National Market for the Common Stock for the periods indicated. On August 22, 1997, INSpire completed an initial public offering of the Common Stock at an initial price to the public of $8.00 per share.

                            1997                                HIGH          LOW
                            ----                              --------      --------
Third Quarter...............................................  $12.5000      $11.0833
Fourth Quarter..............................................  $13.9167      $11.5000

                            1998                                HIGH          LOW
                            ----                              --------      --------
First Quarter...............................................  $22.8333      $13.1667
Second Quarter..............................................  $23.8333      $18.9167
Third Quarter...............................................  $27.7500      $18.3750
Fourth Quarter..............................................  $35.2500      $15.5000

     As of March 15, 1999, there were approximately 25 record holders and 3,200 beneficial holders of the Common Stock.

DIVIDEND POLICY

     INSpire has never declared or paid any cash dividends on the Common Stock. INSpire intends to retain any future earnings to fund growth and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 1998, INSpire issued and sold the following unregistered securities:

     (1) On December 1, 1998, in connection with the Arrowhead Acquisition, INSpire issued to AGIA an option to purchase 299,466 shares of Common Stock. The exercise price of this option is $.01 per share of Common Stock. This option vests according to the terms of the Option Agreement. This issuance was exempt from registration under Section 4(2) of the Exchange Act.

USE OF PROCEEDS

     Pursuant to a Registration Statement on Form S-1 (Registration No. 333-31173), which became effective on August 22, 1997, filed in connection with the initial public offering (the "IPO") of the Common Stock and the related Series A Junior Preferred Stock Purchase Rights, INSpire sold 4,786,875 shares of Common Stock and Millers Mutual sold 4,700,625 shares of Common Stock.

     Net offering proceeds of the IPO were used to repay approximately $2.8 million in borrowings from Millers Mutual and approximately $7.2 million in borrowings from NationsBank of Texas, N.A. ("NationsBank"). During the nine months ended September 30, 1998, INSpire used approximately $6.5 million of net offering proceeds of the IPO for general corporate purposes, including working capital and purchases of property and equipment. During the three months ended December 31, 1998, INSpire used the remaining net offering proceeds of the IPO, which were $18.1 million, to help fund the Arrowhead Acquisition. Except for compensation and reimbursement of expenses paid to directors and officers of

INSpire, none of such net offering proceeds used during the three months ended December 31, 1998 was paid directly or indirectly to directors or officers of INSpire, general partners of INSpire or their associates, persons owning 10% or more of any class of equity securities of INSpire, or to affiliates of INSpire.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data of INSpire presented below as of December 31, 1998, 1997, 1996 and 1995, and for the years ended December 31, 1998, 1997 and 1996 and the period April 28, 1995 through December 31, 1995 have been derived from the audited financial statements of INSpire. The selected financial data should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and INSpire's Consolidated Financial Statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                                                         PERIOD
                                                                                     APRIL 28, 1995
                                                   YEAR ENDED DECEMBER 31,              THROUGH
                                           ---------------------------------------    DECEMBER 31,
                                             1998(1)       1997(2)        1996          1995(3)
                                           -----------   -----------   -----------   --------------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Outsourcing services...................  $    50,901   $    32,458   $    13,653    $     3,907
  Software and software services.........       33,988        21,101            --             --
  Other..................................        2,290         3,010            --             --
                                           -----------   -----------   -----------    -----------
          Total revenues.................       87,179        56,569        13,653          3,907
                                           -----------   -----------   -----------    -----------
Expenses:
  Cost of outsourcing services...........       26,303        20,798        10,543          4,885
  Cost of software and software
     services............................       19,120        10,681            --             --
  Cost of other revenues.................        1,606         2,413            --             --
  Selling, general and administrative....       14,701         8,714            --             --
  Research and development...............        2,983         1,190            --             --
  Depreciation and amortization..........        6,210         4,001           787             33
  In-process research and development....          500         3,000            --             --
  Deferred compensation..................          155         3,949            --             --
  Management fees to shareholder.........           --         1,290         3,100            600
                                           -----------   -----------   -----------    -----------
          Total expenses.................       71,578        56,036        14,430          5,518
                                           -----------   -----------   -----------    -----------
Operating income (loss)..................       15,601           533          (777)        (1,611)
Other income (expense)...................        2,675         1,984            (2)            --
                                           -----------   -----------   -----------    -----------
Income (loss) before income tax..........       18,276         2,517          (779)        (1,611)
Income tax benefit (expense).............       (6,706)         (801)          264            349
                                           -----------   -----------   -----------    -----------
Net income (loss)........................  $    11,570   $     1,716   $      (515)   $    (1,262)
                                           ===========   ===========   ===========    ===========
Net income (loss) per share (basic)......  $      0.65   $      0.14   $     (0.05)   $     (0.12)
                                           ===========   ===========   ===========    ===========
Net income (loss) per share (diluted)....  $      0.58   $      0.13   $     (0.05)   $     (0.12)
                                           ===========   ===========   ===========    ===========
Weighted average shares (basic)..........   17,854,390    12,206,055    10,500,000     10,500,000
Weighted average shares (diluted)........   19,838,583    13,173,746    11,623,832     11,623,832

                                                                DECEMBER 31,
                                             --------------------------------------------------
                                               1998          1997          1996          1995
                                             --------       -------       -------       -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..................  $ 27,600       $28,039       $   363       $    22
Working capital............................    68,387        30,375        (2,550)       (1,072)
Total assets...............................   132,808        67,897         5,232         2,817
Current portion of long-term debt..........       383           610         2,500            --
Due to shareholder.........................        --            --           996         1,569
Long-term debt, excluding current
  portion..................................        --           373            --            --
Shareholders' equity.......................   120,345        48,766           606         1,121

---------------

(1) Includes $500,000 of in-process research and development expenses relating to the Paragon Acquisition. Excluding the effect of such unusual charges, historical operating expenses, operating income and net income would have been $71.1 million, $16.1 million and $12.1 million, respectively, and historical net income per share (basic) would have been $0.68 and historical net income per share (diluted) would have been $0.61.

(2) Includes $3.0 million of in-process research and development expenses relating to the SDS Acquisition, $3.9 million of deferred compensation expense relating to the grant of stock options to executive officers and $1.6 million of other income attributable to the gain on sale of Applied Quoting Systems, Inc. ("AQS"), a wholly-owned subsidiary of INSpire that was sold by INSpire on September 15, 1997. Excluding the effect of such one-time items, historical operating expenses, operating income and net income would have been $49.1 million, $7.5 million and $5.1 million, respectively, and historical net income per share (basic) would have been $0.42 and historical net income per share (diluted) would have been $0.39.

(3) INSpire was incorporated April 28, 1995 and commenced operations July 1,
    1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     INSpire's revenues are derived principally from (i) outsourcing services and (ii) software and software services. Revenues from outsourcing services are derived from policy administration services, claims administration services and IT services. Revenues from software and software services are derived from contracts that grant customers a license to use INSpire's software products and contracts that provide for installation, customization, enhancement, conversion and maintenance services. Other revenues principally represent hardware sold in connection with software installations.

     Revenues from outsourcing services are recognized as services are rendered. INSpire is typically paid a percentage of premiums written for policy administration services, a percentage of premiums earned or claims paid for claims administration services and a percentage of premiums written subject to a minimum fee for IT services. Outsourcing services contracts generally are for terms of two to ten years. Due to the ongoing nature of these outsourcing services and the length of the terms of the service contracts, outsourcing services generate recurring revenues. Initial installations of software systems generally include a one-time license fee and a contract for the installation and customization of the system to meet the customer's specifications, which INSpire bills at an hourly rate. Amounts charged for the initial license and the installation and customization of systems are recognized as revenue during the installation period in proportion to the hours expended for installation compared to the total hours projected for installation. In other instances, revenues are recognized based on performance milestones specified in the contract. INSpire recognizes the annual fee charged for maintenance of the customer's system as revenue as hours are expended over the maintenance contract period. Revenues from computer hardware and equipment sales, included in other revenues, are recognized when INSpire receives notification that the equipment has been shipped by the manufacturer and title has passed to the customer. Changes in estimates of percentage of completion or losses, if any, associated with outsourcing or software services are recognized in the period in which they are determined. Unearned revenues consist of payments by customers in advance of revenues recognized on such services. Unbilled receivables consist of revenues recognized in advance of billings due to timing differences related to billing schedules specified in contracts.

     INSpire incurs research and development costs that relate primarily to the development of new products and major enhancements to existing services and products. Research and development costs are comprised primarily of salaries. INSpire expenses or capitalizes, as appropriate, these research and development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All research and development costs incurred prior to the time management believes a project has reached "technological feasibility" are expensed. Software production costs incurred subsequent to reaching technological feasibility are capitalized, if material, and reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized over the expected service life of the related software, generally five to seven years, using the straight-line method. The cost and related accumulated amortization of projects are written off as they become fully amortized.

RECENT DEVELOPMENTS

     Arrowhead Acquisition. On December 1, 1998, INSpire acquired all of the outstanding capital stock of ACM for $13.5 million in cash and certain assets of AGIA related to its policy administration services for $6.5 million in cash and an option to purchase up to 299,466 shares of Common Stock. In addition, pursuant to ten-year outsourcing agreements, INSpire agreed to provide policy administration services to, and ICM agreed to provide claims administration services to, AGIA. See "Business -- Arrowhead Acquisition."

     Follow-on Public Offering. On March 27, 1998, INSpire's follow-on public offering of 3,967,500 shares of Common Stock became effective. Pursuant to this offering, INSpire sold 2,700,000 shares of Common Stock. In addition, certain shareholders sold 1,267,500 shares of Common Stock. The shares of Common Stock were sold at a price of $21.00 per share, which resulted in net proceeds to INSpire of approximately $53 million. Pending use of such proceeds, INSpire has invested the net proceeds in short-term, investment grade, interest-bearing securities. See "Business -- Recent Events."

RESULTS OF OPERATIONS

     The following table sets forth, with respect to INSpire and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                             PERIOD
                                                                         APRIL 28, 1995
                                            YEAR ENDED DECEMBER 31,         THROUGH
                                           -------------------------      DECEMBER 31,
                                           1998      1997      1996         1995(1)
                                           -----     -----     -----     --------------
Revenues:
  Outsourcing services...................   58.4%     57.4%    100.0%        100.0%
  Software and software services.........   39.0      37.3        --            --
  Other..................................    2.6       5.3        --            --
                                           -----     -----     -----         -----
          Total revenues.................  100.0     100.0     100.0         100.0
                                           -----     -----     -----         -----
Expenses:
  Cost of outsourcing services...........   30.2      36.8      77.2         125.0
  Cost of software and software
     services............................   21.9      18.9        --            --
  Cost of other revenues.................    1.8       4.3        --            --
  Selling, general and administrative....   16.9      15.4        --            --
  Research and development...............    3.4       2.1        --            --
  Depreciation and amortization..........    7.1       7.0       5.8           0.8
  In-process research and development....    0.6       5.3        --            --
  Deferred compensation..................    0.2       7.0        --            --
  Management fees to shareholder.........     --       2.3      22.7          15.4
                                           -----     -----     -----         -----
          Total expenses.................   82.1      99.1     105.7         141.2
                                           -----     -----     -----         -----
Operating income (loss)..................   17.9       0.9      (5.7)        (41.2)
Other income (expense)...................    3.1       3.5        --            --
                                           -----     -----     -----         -----
Income (loss) before income tax..........   21.0       4.4      (5.7)        (41.2)
Income tax benefit (expense).............   (7.7)     (1.4)      1.9           8.9
                                           -----     -----     -----         -----
Net income (loss)........................   13.3%      3.0%     (3.8)%       (32.3)%
                                           =====     =====     =====         =====

---------------

(1) INSpire was incorporated April 28, 1995 and commenced operations July 1,
    1995.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Revenues. INSpire's total revenues were $87.2 million for the year ended December 31, 1998 compared to $56.6 million for the year ended December 31, 1997, an increase of $30.6 million or 54.1%. Outsourcing revenues were $50.9 million for 1998 compared to $32.5 million for 1997, an increase of 56.6%. This increase was attributable primarily to revenues from 13 new outsourcing contracts entered into during 1998, including the outsourcing agreements entered into with AGIA in connection with the Arrowhead Acquisition. Software and software services revenues were $34.0 million for 1998 compared to $21.1 million for 1997, an increase of 61.1%. This increase was attributable primarily to increased licensing of software products resulting from intensified marketing efforts in 1998 and increased installation, customization and modification services performed for customers.

     Cost of Revenues. Total cost of revenues was $47.0 million for the year ended December 31, 1998 compared to $33.9 million for the year ended December 31, 1997, an increase of $13.1 million or 38.6%. This increase was primarily a result of (i) increased personnel costs of the software division to support increased implementation and consulting services and (ii) the costs associated with the performance of services under the 13 new outsourcing contracts described above. Cost of revenues as a percentage of total revenues decreased to 53.9% for 1998 from 59.9% for 1997. Cost of outsourcing revenues as a percentage of outsourcing revenues decreased to 51.7% for 1998 from 64.0% for 1997. This decrease was primarily a result of economies of scale associated with spreading certain fixed costs over a larger revenue base and lower personnel and equipment costs as a percentage of revenues. Cost of software and software services revenues as a percentage of software and software services revenues increased to 56.2% for 1998 from 50.7% for 1997. This increase resulted primarily from an increase in the number of software and software services personnel and a lower utilization rate for such personnel during 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.7 million for the year ended December 31, 1998 compared to $10.0 million (including management fees paid to shareholder) for the year ended December 31, 1997, an increase of $4.7 million or 47.0%. This increase was primarily due to additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support INSpire's growth.

     Research and Development. Research and development expense was $3.0 million, net of capitalized research and development costs of $2.0 million, for the year ended December 31, 1998 compared to $1.2 million, net of capitalized research and development costs of $800,000, for the year ended December 31, 1997, an increase of $1.8 million or 150.0%. This expense was comprised primarily of personnel, equipment and occupancy costs related to software development. The increase in this expense was due to the further development of such existing products as WPC, EmPower and Value Rate into new platforms and integration within product lines.

     Depreciation and Amortization. Depreciation and amortization expense was $6.2 million for the year ended December 31, 1998 compared to $4.0 million for the year ended December 31, 1997, an increase of $2.2 million or 55.0%. This increase was primarily attributable to (i) amortization of goodwill and capitalized software recorded in connection with the Paragon Acquisition, (ii) amortization of goodwill recorded in connection with the Arrowhead Acquisition, and (iii) acquisitions of depreciable property and equipment of $7.8 million in the aggregate since December 31, 1997 as a result of the expansion in infrastructure to support INSpire's growth.

     Nonrecurring Expenses. In connection with the Paragon Acquisition, $500,000 of in-process research and development expenses was charged to operations in April 1998. In the purchase price allocation of the SDS Acquisition, $3.0 million was assigned to in-process research and development. This amount was charged to operations in March 1997. In addition, $3.9 million was charged to operations as deferred compensation associated with stock options granted to executive officers during 1997.

     Other Income. Other income increased to $2.7 million for the year ended December 31, 1998 from $2.0 million for the year ended December 31, 1997, an increase of 35.0%. Other income for the year ended December 31, 1998 was primarily attributable to interest income from cash equivalents and investments on funds received as a result of the IPO in August 1997 and the follow-on public offering in March 1998. Other income for the year ended December 31, 1997 was primarily attributable to a gain on the sale of a subsidiary, AQS.

     Net Income. Net income was $11.6 million, or $.58 per diluted share ($.65 per basic share), for the year ended December 31, 1998 compared to net income of $1.7 million, or $.13 per diluted share ($.14 per basic share), for the year ended December 31, 1997. Excluding the impact on net income resulting from the $500,000 write-off of in-process research and development expenses associated with the Paragon Acquisition, net income would have been $12.1 million, or $.61 per diluted share ($.68 per basic share), for the year ended December 31, 1998. In 1997, excluding the impact on net income resulting from the charge to operations of $3.9 million of deferred compensation associated with stock options granted to executive officers, the write-off of in-process research and development of $3.0 million recorded in connection with the SDS Acquisition, the gain on the sale of AQS of $1.6 million, and the tax effects thereof, net income would have been $5.1 million, or $.38 per diluted share ($.42 per basic share).

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues. INSpire's total revenues were $56.6 million for the year ended December 31, 1997 compared to $13.7 million for the year ended December 31, 1996, an increase of $42.9 million or 313%. This increase is attributable primarily to (i) the SDS Acquisition and (ii) revenues from three significant outsourcing contracts entered into in mid-1996 under which INSpire performed outsourcing services during all of 1997. These three contracts included a claims administration agreement with HOW Insurance Company, Home Warranty Corporation and Home Owners Warranty Corporation and a policy administration agreement and a claims administration agreement with Blanch whereby services are provided to Clarendon.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, including management fees paid to shareholder, were $10.0 million for the year ended December 31, 1997 compared to $3.1 million for the year ended December 31, 1996, an increase of $6.9 million or 223%. This increase was primarily due to (i) the SDS Acquisition and (ii) additional staffing, office space and computer equipment and software required to expand the infrastructure to support INSpire's growth. Selling, general and administrative expenses as a percentage of total revenues decreased to 18% for the year ended December 31, 1997 from 23% for the year ended December 31, 1996. This decrease was primarily a result of economies of scale associated with spreading certain fixed costs over a larger revenue base and lower personnel and equipment costs as a percentage of revenues.

     Research and Development. Research and development expense was $1.2 million, net of capitalized research and development costs of $800,000, for the year ended December 31, 1997. This expense was comprised primarily of personnel, equipment and occupancy costs related to software development. Prior to the SDS Acquisition, INSpire did not incur any significant research and development expenses.

     Depreciation and Amortization. Depreciation and amortization expense was $4.0 million for the year ended December 31, 1997 compared to $787,000 for the year ended December 31, 1996, an increase of $3.2 million or 408%. This increase is primarily attributable to (i) Millers Mutual's capital contribution of approximately $1.3 million in depreciable property and equipment to INSpire in January 1997 and (ii) amortization of goodwill recorded in connection with the SDS Acquisition.

     Nonrecurring Expenses. In the purchase price allocation of the SDS Acquisition, $3.0 million was assigned to in-process research and development. This amount was charged to operations in March 1997. In addition, $3.9 million was charged to operations as deferred compensation associated with stock options granted to executive officers during 1997.

     Other Income. Other income for the year ended December 31, 1997 includes a $1.6 million gain on the sale of AQS. Interest income, attributable primarily to short-term investments purchased with unused proceeds from the IPO, was $681,000 for the year ended December 31, 1997. During 1996, INSpire did not have investments that earned interest income. Interest expense, attributable primarily to a bank credit facility with NationsBank, was approximately $304,000 for the year ended December 31, 1997. INSpire did not have any interest-bearing debt during 1996.

     Net Income. In 1997, excluding the impact on net income resulting from the charge to operations of $3.9 million of deferred compensation associated with stock options granted to executive officers, the write-off of in-process research and development of $3.0 million recorded in connection with the SDS Acquisition, the gain on the sale of AQS of $1.6 million, and the tax effects thereof, net income would have been $5.1 million, or $.39 per diluted share ($.42 per basic share). There were no such unusual charges during 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the IPO in August 1997 and its follow-on public offering in March 1998, INSpire funded its operations through cash generated from operations, as well as borrowings and capital contributions from Millers Mutual. Net cash provided by operating activities was $4.3 million for the year ended December 31,

1998 compared to $4.5 million for the year ended December 31, 1997. In 1998, cash flow provided by operating activities included depreciation and amortization expense of approximately $6.2 million and the charge-off of in-process research and development expenses of $500,000, which was offset by an increase in accounts receivable of approximately $7.3 million and an increase in prepaid expenses and other current assets of approximately $3.1 million. Net cash used in investing activities was $58.0 million for the year ended December 31, 1998, primarily attributable to investments made by INSpire, the Paragon Acquisition and the Arrowhead Acquisition, compared to $19.1 million for the year ended December 31, 1997. Net cash provided by financing activities was $53.2 million for the year ended December 31, 1998, primarily due to INSpire's follow-on public offering, compared to $42.3 million for the year ended December 31, 1997, primarily due to the IPO.

     INSpire entered into a bank credit facility with NationsBank (the "NationsBank Facility") on March 12, 1997, pursuant to which INSpire borrowed $5.0 million under a term credit facility and $2.5 million under a $4.0 million revolving credit facility, subject to a borrowing base formula, to finance in part the SDS Acquisition. INSpire used a portion of the net proceeds of the IPO to repay these amounts. On July 3, 1998, INSpire terminated the NationsBank Facility.

     INSpire believes that cash generated from operations and the net proceeds from its follow-on public offering in March 1998 will satisfy INSpire's anticipated working capital requirements for at least one year. INSpire, however, may require substantial additional funds for potential acquisitions and expansion. In the normal course of business, INSpire evaluates acquisitions of businesses, products and technologies that complement its business. INSpire has no present commitments or understandings with respect to any such transaction. INSpire, however, may acquire businesses, products or technologies in the future.

YEAR 2000 ISSUES

     INSpire is continuing its assessment of Year 2000 issues and taking steps to prevent these issues from adversely affecting its future operating results. This readiness process includes, but is not limited to, preparing an inventory of potential Year 2000 issues, determining functions affected, performing remediation as necessary, developing testing and recording results.

     In its assessment of Year 2000 issues, INSpire is specifically focusing on its software applications and associated software products, hardware, facilities, communications equipment and security systems. INSpire has not yet completed its Year 2000 compliance testing of, and remediation efforts on, if necessary, these items. There can be no assurance that these items will be Year 2000 compliant by December 31, 1999. If any of these items are not Year 2000 compliant by December 31, 1999, then the Year 2000 issue could have a material adverse effect on the financial condition and results of operations of INSpire. INSpire has, however, made upgrades to its facilities, communications equipment, and security systems that, it believes, will make them completely operational after December 31, 1999.

     In addition to evaluating its own systems for Year 2000 compliance, INSpire is also communicating with its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and the extent to which any products purchased by or from, or internal systems of, such entities are vulnerable to Year 2000 issues. There can be no assurance that such entities, or interfaces with or products purchased from such entities, will not be vulnerable to Year 2000 issues or that such vulnerability will not have a material adverse effect on the financial condition or results of operations of INSpire.

     Total costs associated with INSpire's Year 2000 readiness process, consisting of both internal and external resources, are expected to range between $2.0 and $2.5 million. INSpire anticipates financing these costs with cash generated from operations. INSpire has not yet fully completed its Year 2000 assessment and remediation efforts. The estimated time to complete assessment, testing and full compliance is June 30, 1999. INSpire will develop contingency plans as it finds that, through compliance testing, any of its applications, products, hardware, facilities, communication equipment or security systems are not Year 2000 compliant or that any of its significant suppliers or customers are significantly vulnerable to Year 2000 issues, and that such noncompliance or vulnerability cannot be remedied in a timely manner.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components, as defined. SFAS 130 requires that all items that must be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. Comprehensive income is defined as the total of net income and all other non-owner charges in equity. In addition, SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 during 1998 and comprehensive income does not differ from net income (loss) as reported in INSpire's Consolidated Statements of Operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") which requires public enterprises to report certain financial and descriptive information about operating segments, as defined, in annual financial statements and selected information in condensed financial statements for interim periods issued to shareholders, if practical. INSpire adopted SFAS 131 in 1998, and management has determined that the disclosures in INSpire's Consolidated Financial Statements are adequate.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so designed, the type of hedge transaction. INSpire does not expect that the adoption of SFAS 133 will have a material impact on its financial statements because INSpire does not currently hold any derivative instruments.

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 did not have a material effect on INSpire's financial position, results of operations or cash flows.

     In February 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 31, 1998. INSpire believes the adoption of SOP 98-1 will not have a material effect on its financial position, results of operations or cash flows.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 is effective for INSpire's fiscal year ending December 31, 1999. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. INSpire believes the adoption of SOP 98-5 will not have a material effect on its financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INSpire maintains a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities include both fixed and floating rate securities. The fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 1998, the fair value of the portfolio would decrease by an immaterial amount. INSpire generally has the ability to hold its fixed income investments until maturity. The floating rate securities carry a degree of interest rate risk and may produce less interest income than expected if interest rates decrease. INSpire does not expect its financial position, results of operations or cash flows to be materially affected by the effect of a sudden change in market interest rates on the portfolio.

     Other than these short-term investments, INSpire does not engage in trading market risk sensitive instruments and does not purchase as investments, as hedges, or for purposes "other than trading" instruments that are likely to expose INSpire to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. INSpire has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of INSpire appear at pages F-1 to
F-18.

QUARTERLY RESULTS OF OPERATIONS ON A HISTORICAL BASIS

     The following table sets forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 1998 and 1997. This information is derived from unaudited financial statements that include, in the opinion of INSpire, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with INSpire's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

                                                    THREE MONTHS ENDED
                          ----------------------------------------------------------------------
                          DECEMBER 31,   SEPTEMBER 30,    JUNE 30,     MARCH 31,    DECEMBER 31,
                              1998           1998           1998          1998          1997
                          ------------   -------------   ----------    ----------   ------------
                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
 Outsourcing services....  $   16,055     $   13,314     $   11,400   $   10,132     $    9,885
 Software and software
   services..............       9,124          8,347          8,892        7,625          6,830
 Other...................         599            423            669          599          1,413
                           ----------     ----------     ----------   ----------     ----------
     Total revenues......      25,778         22,084         20,961       18,356         18,128
                           ----------     ----------     ----------   ----------     ----------
Expenses:
 Cost of outsourcing
   services..............       9,098          5,705          5,867        5,634          5,634
 Cost of software and
   software services.....       4,740          5,458          4,845        4,077          3,471
 Cost of other
   revenues..............         456            284            441          425          1,376
 Selling, general and
   administrative........       3,606          4,044          3,807        3,244          3,106
 Research and
   development...........       1,087            797            676          422            299
 Depreciation and
   amortization..........       1,939          1,635          1,423        1,213          1,184
 In-process research and
   development...........          --             --            500(2)        --             --
 Deferred compensation...         155             --             --           --             --
 Management fees to
   shareholder...........          --             --             --           --             45
                           ----------     ----------     ----------   ----------     ----------
     Total expenses......      21,081         17,923         17,560       15,015         15,115
                           ----------     ----------     ----------   ----------     ----------
Operating income
 (loss)..................       4,697          4,161          3,401        3,341          3,013
Other income (expense)...         596            820            859          400            412
                           ----------     ----------     ----------   ----------     ----------
Income (loss) before
 income tax..............       5,293          4,981          4,260        3,741          3,425
Income tax benefit
 (expense)...............      (1,853)        (1,743)        (1,689)      (1,422)        (1,309)
                           ----------     ----------     ----------   ----------     ----------
Net income (loss)........  $    3,440     $    3,238     $    2,571   $    2,319     $    2,116
                           ==========     ==========     ==========   ==========     ==========
Net income (loss) per
 share (basic)...........  $     0.18     $     0.18     $     0.14   $     0.15     $     0.14
                           ==========     ==========     ==========   ==========     ==========
Net income (loss) per
 share (diluted).........  $     0.17     $     0.16     $     0.13   $     0.13     $     0.12
                           ==========     ==========     ==========   ==========     ==========
Weighted average shares
 (basic).................  18,628,967     18,358,416     18,258,996   15,462,000     15,286,875
Weighted average shares
 (diluted)...............  20,537,682     20,353,515     20,203,316   17,581,500     17,072,505

                                      THREE MONTHS ENDED
                           ----------------------------------------
                           SEPTEMBER 30,    JUNE 30,     MARCH 31,
                               1997           1997        1997(1)
                           -------------   ----------    ----------
                              (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
 Outsourcing services....   $    8,178     $    7,658    $    6,737
 Software and software
   services..............        6,710          6,482         1,079
 Other...................          294            928           375
                            ----------     ----------    ----------
     Total revenues......       15,182         15,068         8,191
                            ----------     ----------    ----------
Expenses:
 Cost of outsourcing
   services..............        5,066          5,207         4,891
 Cost of software and
   software services.....        4,288          2,182           740
 Cost of other
   revenues..............          341            514           182
 Selling, general and
   administrative........        2,180          3,169           259
 Research and
   development...........          211            554           126
 Depreciation and
   amortization..........        1,122          1,160           535
 In-process research and
   development...........           --             --         3,000(3)
 Deferred compensation...           --            884(4)      3,065(4)
 Management fees to
   shareholder...........           45            574           626
                            ----------     ----------    ----------
     Total expenses......       13,253         14,244        13,424
                            ----------     ----------    ----------
Operating income
 (loss)..................        1,929            824        (5,233)
Other income (expense)...        1,731(5)        (108)          (51)
                            ----------     ----------    ----------
Income (loss) before
 income tax..............        3,660            716        (5,284)
Income tax benefit
 (expense)...............       (1,204)           (77)        1,789
                            ----------     ----------    ----------
Net income (loss)........   $    2,456     $      639    $   (3,495)
                            ==========     ==========    ==========
Net income (loss) per
 share (basic)...........   $     0.20     $     0.06    $    (0.33)
                            ==========     ==========    ==========
Net income (loss) per
 share (diluted).........   $     0.18     $     0.05    $    (0.33)
                            ==========     ==========    ==========
Weighted average shares
 (basic).................   12,498,000     10,500,000    10,500,000
Weighted average shares
 (diluted)...............   13,891,002     11,623,832    11,623,832

---------------

(1) INSpire acquired SDS on March 12, 1997.

(2) Represents $500,000 of in-process research and development expenses relating to the Paragon Acquisition.

(3) Represents $3.0 million of in-process research and development expenses relating to the SDS Acquisition.

(4) Represents $3.9 million of deferred compensation expense relating to the grant of stock options to executive officers.

(5) Primarily attributable to the gain on sale of AQS of $1.6 million.

     The following table sets forth, for the periods indicated, the percentage of net sales represented by the indicated items:

                                                                   THREE MONTHS ENDED
                                   ----------------------------------------------------------------------------------
                                   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                       1998           1998          1998       1998          1997           1997
                                   ------------   -------------   --------   ---------   ------------   -------------
Revenues:
  Outsourcing services............     62.3%           60.3%        54.4%       55.2%        54.5%           53.9%
  Software and software
    services......................     35.4            37.8         42.4        41.5         37.7            44.2
  Other...........................      2.3             1.9          3.2         3.3          7.8             1.9
                                      -----           -----        -----       -----        -----           -----
        Total revenues............    100.0           100.0        100.0       100.0        100.0           100.0
                                      -----           -----        -----       -----        -----           -----
Expenses:
  Cost of outsourcing services....     35.3            25.8         28.0        30.7         31.1            33.4
  Cost of software and software
    services......................     18.4            24.7         23.1        22.2         19.2            28.2
  Cost of other revenues..........      1.8             1.3          2.1         2.3          7.6             2.2
  Selling, general and
    administrative................     14.0            18.3         18.2        17.7         17.1            14.4
  Research and development........      4.2             3.6          3.2         2.3(2)       1.7             1.4
  Depreciation and amortization...      7.5             7.4          6.8         6.6          6.5             7.4
  In-process research and
    development...................       --              --          2.4          --           --              --
  Deferred compensation...........      0.6              --           --          --           --              --
  Management fees to
    shareholder...................       --              --           --          --          0.2             0.3
                                      -----           -----        -----       -----        -----           -----
        Total expenses............     81.8            81.2         83.8        81.8         83.4            87.3
                                      -----           -----        -----       -----        -----           -----
Operating income (loss)...........     18.2            18.8         16.2        18.2         16.6            12.7
Other income (expense)............      2.3             3.8          4.1         2.2          2.3            11.4(5)
                                      -----           -----        -----       -----        -----           -----
Income (loss) before income tax...     20.5            22.6         20.3        20.4         18.9            24.1
Income tax benefit (expense)......     (7.2)           (7.9)        (8.0)       (7.8)        (7.2)           (7.9)
                                      -----           -----        -----       -----        -----           -----
Net income (loss).................     13.3%           14.7%        12.3%       12.6%        11.7%           16.2%
                                      =====           =====        =====       =====        =====           =====

                                     THREE MONTHS ENDED
                                    --------------------
                                    JUNE 30,   MARCH 31,
                                      1997      1997(1)
                                    --------   ---------
Revenues:
  Outsourcing services............    50.8%       82.2%
  Software and software
    services......................    43.0        13.2
  Other...........................     6.2         4.6
                                     -----       -----
        Total revenues............   100.0       100.0
                                     -----       -----
Expenses:
  Cost of outsourcing services....    34.5        59.7
  Cost of software and software
    services......................    14.5         9.0
  Cost of other revenues..........     3.4         2.2
  Selling, general and
    administrative................    21.0         3.3
  Research and development........     3.7         1.5
  Depreciation and amortization...     7.7         6.5
  In-process research and
    development...................      --        36.6(3)
  Deferred compensation...........     5.9(4)     37.4(4)
  Management fees to
    shareholder...................     3.8         7.7
                                     -----       -----
        Total expenses............    94.5       163.9
                                     -----       -----
Operating income (loss)...........     5.5       (63.9)
Other income (expense)............    (0.7)       (0.6)
                                     -----       -----
Income (loss) before income tax...     4.8       (64.5)
Income tax benefit (expense)......    (0.5)       21.8
                                     -----       -----
Net income (loss).................     4.3%      (42.7)%
                                     =====       =====

---------------

(1) INSpire acquired SDS on March 12, 1997.

(2) Represents $500,000 of in-process research and development expenses relating to the Paragon Acquisition.

(3) Represents $3.0 million of in-process research and development expenses relating to the SDS Acquisition.

(4) Represents $3.9 million of deferred compensation expense relating to the grant of stock options to executive officers.

(5) Primarily attributable to the gain on sale of AQS of $1.6 million.

     INSpire has experienced in the past and will experience in the future quarterly variations in net revenues and net income. Thus, operating results for any particular quarter are not necessarily indicative of results for any future period. Factors that have affected quarterly operating results include the introduction of new or enhanced services and products by INSpire or its competitors, customer acceptance or rejection of new services and products, product development expenses, the timing of significant orders, the timing of large scale catastrophes, the volume of usage of INSpire's services and products, acquisitions, competitive conditions in its industry, general economic conditions and the level of selling and administrative expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information concerning a change of accountants was previously reported in the Registration Statement on Form S-1, effective August 22, 1997 (Registration No. 333-31173).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") under the captions "Proposal
1 -- Election of Directors -- Nominees," "-- Other Directors," "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the 1999 Proxy Statement under the caption "Management."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is hereby incorporated by reference from the 1999 Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        (1) Consolidated Financial Statements:
           Independent Auditors' Report
           Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998
           Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998
           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998
           Notes to the Consolidated Financial Statements.

        (2) Financial Statement Schedules

           None.

           Schedules not listed above have been omitted because they are not required or are not applicable.

        (3) Exhibits

           The information required by this Item 14(a)(3) is set forth in the
           Exhibit Index immediately following INSpire's Consolidated Financial Statements. The exhibits listed herein will be furnished upon written request to the Investor Relations Department of INSpire located at INSpire's headquarters and payment of a reasonable fee that will be limited to INSpire's reasonable expense in furnishing such exhibits.

     (b) The following report was filed on Form 8-K during the three months ended December 31, 1998, including the date and description of such report. A Form 8-K/A was filed on February 16, 1999 and on March 26, 1999 amending the Form 8-K as described below.

 DATE OF REPORT                           DESCRIPTION
 --------------                           -----------
December 1, 1998  On December 1, 1998, INSpire consummated the Arrowhead
                  Acquisition. Pursuant to the Stock Purchase Agreement,
                  INSpire purchased all of the outstanding shares of capital stock of ACM for an aggregate purchase price of $13.5
                  million. Pursuant to the Asset Purchase Agreement, INSpire purchased from AGIA certain assets related to its policy
                  administration services for an aggregate purchase price of
                  $6.5 million plus an option to purchase shares of Common
                  Stock valued at $7.0 million on October 29, 1998, which such shares are subject to vesting according to the terms of the
                  Option Agreement. Also on December 1, 1998, ICM entered into a claims administration services agreement with AGIA and
                  INSpire entered into a policy administration services
                  agreement with AGIA.

                  A Form 8-K/A was filed on February 16, 1999 to amend Item 7 of the Form 8-K dated December 1, 1998. The Form 8-K/A included the financial statements of ACM, as well as pro forma condensed consolidated financial statements of INSpire.

                  A Form 8-K/A was filed on March 26, 1999 to amend Item 7 of the Form 8-K dated December 1, 1998, as amended by the Form
                  8-K/A filed on February 16, 1999. The Form 8-K/A includes the financial statements of ACM, as well as restated pro forma condensed consolidated financial statements of INSpire.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 25, 1999
                                        INSPIRE INSURANCE SOLUTIONS, INC.

                                        By:    /s/ F. GEORGE DUNHAM, III
                                           -------------------------------------
                                           Name: F. George Dunham, III
                                           Title: Chief Executive Officer and
                                            Director

     Each person whose signature appears below hereby constitutes and appoints
F. George Dunham, III and William J. Smith, III, or either of them, his true and lawful attorney-in-fact, for him and in his name, place and stead, to sign any and all amendments to this Report and to cause the same to be filed with the Securities and Exchange Commission, hereby granting to said attorneys-in-fact full power and authority to do and perform all and every act and thing whatsoever requisite or desirable to be done in and about the premises as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact may do or cause to be done by virtue of these presents.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

              /s/ F. GEORGE DUNHAM, III                  Chief Executive Officer        March 25, 1999
-----------------------------------------------------      (principal executive
                F. George Dunham, III                      officer) and Director

               /s/ KENNETH J. MEISTER                    Executive Vice President       March 25, 1999
-----------------------------------------------------      and Chief Financial
                 Kenneth J. Meister                        Officer (principal
                                                           financial officer and
                                                           principal accounting
                                                           officer)

                 /s/ HARRY E. BARTEL                     Director                       March 25, 1999
-----------------------------------------------------
                   Harry E. Bartel

                /s/ R. EARL COX, III                     Director                       March 25, 1999
-----------------------------------------------------
                  R. Earl Cox, III

              /s/ WILLIAM J. SMITH, III                  Director                       March 25, 1999
-----------------------------------------------------
                William J. Smith, III

                 /s/ MITCH S. WYNNE                      Director                       March 25, 1999
-----------------------------------------------------
                   Mitch S. Wynne

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INSPIRE INSURANCE SOLUTIONS, INC. CONSOLIDATED FINANCIAL
  STATEMENTS
Independent Auditors' Report................................  F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................  F-3
  Consolidated Statements of Operations.....................  F-4
  Consolidated Statements of Shareholders' Equity...........  F-5
  Consolidated Statements of Cash Flows.....................  F-6
  Notes to Consolidated Financial Statements................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas

     We have audited the accompanying consolidated balance sheets of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of INSpire Insurance Solutions, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 25, 1999

                       INSPIRE INSURANCE SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 27,599,967    $ 28,039,323
  Investments...............................................    20,494,443              --
  Accounts receivable, net..................................    18,601,724      10,976,672
  Income taxes receivable...................................     1,830,868         149,041
  Deferred income taxes.....................................     1,176,686       1,434,000
  Prepaid expenses and other current assets.................     7,279,985       4,154,417
                                                              ------------    ------------
          Total current assets..............................    76,983,673      44,753,453
Accounts receivable, excluding current portion..............            --          74,258
Property and equipment, net.................................    11,824,787       6,029,973
Intangibles and other assets, net...........................    43,999,890      17,039,634
                                                              ------------    ------------
          TOTAL.............................................  $132,808,350    $ 67,897,318
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,386,440    $    834,418
  Accrued payroll and compensation..........................       632,691         633,252
  Other accrued expenses....................................     2,455,309       1,485,543
  Unearned revenue..........................................     1,831,406       5,053,165
  Deferred compensation.....................................     1,907,389       2,699,000
  Income taxes payable......................................            --       3,063,000
  Current portion of long-term debt.........................       383,402         609,658
                                                              ------------    ------------
          Total current liabilities.........................     8,596,637      14,378,036
Deferred compensation.......................................       260,047       1,657,017
Long-term debt..............................................            --         373,151
Deferred income taxes.......................................     3,606,945       2,723,000
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized, none issued and outstanding................            --              --
  Common stock, $.01 par value; 50,000,000 shares authorized and 18,685,813 issued and outstanding in 1998;
     15,286,875 shares issued and outstanding in 1997.......       186,858         101,913
  Additional paid-in capital................................   108,710,195      48,725,299
  Retained earnings (accumulated deficit)...................    11,447,668         (61,098)
                                                              ------------    ------------
          Total shareholders' equity........................   120,344,721      48,766,114
                                                              ------------    ------------
          TOTAL.............................................  $132,808,350    $ 67,897,318
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
REVENUES:
  Outsourcing services................................  $50,900,998   $32,458,600   $13,653,003
  Software and software services......................   33,987,807    21,100,899            --
  Other...............................................    2,289,797     3,009,960            --
                                                        -----------   -----------   -----------
          Total revenues..............................   87,178,602    56,569,459    13,653,003
                                                        -----------   -----------   -----------
EXPENSES:
  Cost of outsourcing services, net...................   26,302,637    20,797,969    10,543,077
  Cost of software and software services..............   19,120,468    10,680,787            --
  Cost of other revenues..............................    1,605,708     2,413,170            --
  Selling, general and administrative.................   14,700,610     8,714,192            --
  Research and development............................    2,983,228     1,190,114            --
  Depreciation and amortization.......................    6,210,231     4,001,260       786,768
  In-process research and development.................      500,000     3,000,000            --
  Deferred compensation...............................      154,938     3,949,000            --
  Management fees.....................................           --     1,290,000     3,100,000
                                                        -----------   -----------   -----------
          Total expenses..............................   71,577,820    56,036,492    14,429,845
                                                        -----------   -----------   -----------
OPERATING INCOME (LOSS)...............................   15,600,782       532,967      (776,842)
OTHER INCOME (EXPENSE):
  Interest income.....................................    2,734,328       680,508            --
  Interest expense....................................      (58,852)     (348,007)       (2,245)
  Other...............................................           --     1,651,830            --
                                                        -----------   -----------   -----------
          Total other income (expense)................    2,675,476     1,984,331        (2,245)
                                                        -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAX.......................   18,276,258     2,517,298      (779,087)
INCOME TAX BENEFIT (EXPENSE)..........................   (6,706,431)     (801,218)      263,888
                                                        -----------   -----------   -----------
NET INCOME (LOSS).....................................  $11,569,827   $ 1,716,080   $  (515,199)
                                                        ===========   ===========   ===========
NET INCOME (LOSS) PER SHARE (BASIC)...................  $      0.65   $      0.14   $     (0.05)
                                                        ===========   ===========   ===========
NET INCOME (LOSS) PER SHARE (DILUTED).................  $      0.58   $      0.13   $     (0.05)
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         ADDITIONAL    RETAINED EARNINGS
                                              COMMON      PAID-IN        (ACCUMULATED
                                              STOCK       CAPITAL          DEFICIT)           TOTAL
                                             --------   ------------   -----------------   ------------
Balance, January 1, 1996...................  $      1   $  2,383,417      $(1,261,979)     $  1,121,439
  Net loss.................................        --             --         (515,199)         (515,199)
                                             --------   ------------      -----------      ------------
Balance, December 31, 1996.................         1      2,383,417       (1,777,178)          606,240
  Shareholder's contribution of fixed
     assets................................        --      1,308,191               --         1,308,191
  Shareholder's contribution of additional
     paid-in capital.......................        --     10,500,000               --        10,500,000
  Stock dividend to shareholder of 64,900
     shares................................       649           (649)              --                --
  Stock dividend to shareholder of
     6,935,000 shares......................    69,350        (69,350)              --                --
  Initial public offering of 3,191,250
     shares................................    31,913     34,603,690               --        34,635,603
  Net Income...............................        --             --        1,716,080         1,716,080
                                             --------   ------------      -----------      ------------
Balance, December 31, 1997.................   101,913     48,725,299          (61,098)       48,766,114
  Shares issued for exercise of 450,500
     options...............................     5,884      3,702,330               --         3,708,214
  Shares purchased for employee stock
     purchase plan 17,413, net.............        --       (218,671)              --          (218,671)
  Income tax effect related to stock
     options...............................        --      3,538,424               --         3,538,424
  Public offering of 1,800,000 shares......    18,000     52,962,813               --        52,980,813
  Effect of 3-for-2 stock split............    61,061             --          (61,061)               --
  Net Income...............................        --             --       11,569,827        11,569,827
                                             --------   ------------      -----------      ------------
Balance, December 31, 1998.................  $186,858   $108,710,195      $11,447,668      $120,344,721
                                             ========   ============      ===========      ============

          See accompanying notes to consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 1998           1997          1996
                                                             ------------   ------------   -----------
OPERATING ACTIVITIES:
  Net income (loss)........................................  $ 11,569,827   $  1,716,080   $  (515,199)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization..........................     6,210,231      4,001,260       786,768
    Deferred income taxes..................................     1,141,259     (2,429,531)      (62,500)
    In-process research and development....................       500,000      3,000,000            --
    Loss/(gain) on sale of subsidiary......................            --     (1,634,291)       12,639
    Changes in operating assets and liabilities (net of
       effects of acquisitions):
       Accounts receivable.................................    (7,319,726)    (5,744,286)   (1,168,148)
       Prepaid expenses and other current assets...........    (3,055,858)    (3,570,937)       (5,397)
       Other assets........................................      (448,446)      (468,530)           --
       Accounts payable....................................       539,495     (1,766,791)    1,066,013
       Accrued payroll and compensation....................      (261,865)      (324,320)           --
       Other accrued expenses..............................       612,037      1,222,702            --
       Unearned revenue....................................    (3,318,634)     3,736,856            --
       Income taxes payable................................    (1,709,602)     2,821,062            --
       Deferred compensation...............................      (148,619)     3,949,000      (573,402)
                                                             ------------   ------------   -----------
         Net cash provided by (used in) operating
           activities......................................     4,310,099      4,508,274      (459,226)
                                                             ------------   ------------   -----------
INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary, net of cash
    relinquished...........................................            --      2,499,262            --
  Purchases of property and equipment, net.................    (7,809,653)    (2,060,125)   (1,699,244)
  Purchases of investments.................................   (20,494,443)            --            --
  Purchase of software licensing agreement.................            --     (1,623,750)           --
  Capitalized research and development costs...............    (1,997,837)      (819,105)           --
  Deferred contract costs..................................    (3,432,064)            --            --
  Acquisition of subsidiary, net of cash acquired..........   (24,237,161)   (17,118,849)           --
                                                             ------------   ------------   -----------
         Net cash used in investing activities.............   (57,971,158)   (19,122,567)   (1,699,244)
                                                             ------------   ------------   -----------
FINANCING ACTIVITIES:
  Proceeds from borrowings.................................            --      8,677,503     2,500,000
  Repayment of borrowings..................................    (1,128,434)   (10,792,589)           --
  Repayment of borrowings to shareholder...................            --       (995,706)           --
  Contribution from shareholder............................            --     10,500,000            --
  Issuance of common stock, net of issuance costs paid.....    52,980,813     34,635,603            --
  Proceeds from exercises under stock plans, net...........     1,369,324             --            --
  Bank overdrafts..........................................            --        265,407            --
                                                             ------------   ------------   -----------
         Net cash provided by investing activities.........    53,221,703     42,290,218     2,500,000
                                                             ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......      (439,356)    27,675,925       341,530
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........    28,039,323        363,398        21,868
                                                             ------------   ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................  $ 27,599,967   $ 28,039,323   $   363,398
                                                             ============   ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid............................................  $     56,682   $    360,083   $     2,245
                                                             ============   ============   ===========
  Income taxes paid (refunded).............................  $  7,463,624   $    (48,686)  $  (336,939)
                                                             ============   ============   ===========
  Noncash investing activities -- contribution of fixed
    assets from shareholder................................  $         --   $  1,308,191   $        --
                                                             ============   ============   ===========

          See accompanying notes to consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General -- INSpire Insurance Solutions, Inc. and subsidiary ("INSpire" or the "Company") is a provider of policy and claims administration and information technology ("IT") outsourcing services to the property and casualty ("P&C") insurance industry. The Company also develops, markets, licenses and supports computer software and related services to the P&C insurance industry. The Company sells its products directly to the customer. The majority of sales are in North America. Prior to the initial public offering of common stock on August 22, 1997, the Company was a wholly owned subsidiary of The Millers Mutual Fire Insurance Company ("Millers Mutual").

     Arrow Claims Management, Inc. and Certain Assets of Arrowhead General Insurance Agency, Inc. Acquisition -- Effective December 1, 1998 the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") dated as of October 29, 1998, with the shareholders of Arrow Claims Management, Inc. ("ACM"), pursuant to which the Company agreed to acquire from such shareholders all of the outstanding capital stock of ACM for $13.5 million in cash. The Company also entered into an asset purchase agreement (the "Asset Purchase Agreement"), dated as of October 29, 1998, with Arrowhead General Insurance Agency, Inc. ("AGIA"), pursuant to which the Company agreed to acquire substantially all of those assets of AGIA related to its policy administration operations for $6.5 million in cash and an option to purchase up to 299,466 shares of common stock, par value $.01 per share ("Common Stock"), of the Company subject to achieving certain performance objectives. The acquisition was funded through the use of offering proceeds.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market values.

     As of the acquisition date, assets acquired and liabilities assumed were as follows (in thousands):

Purchase price..............................................  $20,000
Fair values of net assets acquired:
  Tangible assets...........................................    1,117
  Liabilities...............................................     (280)
                                                              -------
                                                                  837
                                                              -------
Goodwill....................................................  $19,164
                                                              =======

     Unaudited pro forma data reflecting results of the Company as if the acquisition was effective at January 1, 1997 follows (in thousands, except share data):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                             1998      1997
                                                           --------   -------
Total Revenues...........................................  $111,888   $83,428
                                                           --------   -------
Operating Income.........................................  $ 20,338   $ 5,783
                                                           --------   -------
Net Income...............................................  $ 13,716   $ 3,718
                                                           ========   =======
Net Income per share (basic).............................  $   0.77   $  0.22
                                                           ========   =======
Net Income per share (diluted)...........................  $   0.69   $  0.21
                                                           ========   =======
Weighted average shares (basic)..........................    17,854    16,554
Weighted average shares (diluted)........................    19,839    17,844

     Pro forma results are unaudited and are based on historical results, adjusted for the impact of certain acquisition related adjustments, such as: increased depreciation of property and equipment, the amortization of goodwill and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from combined operations and, therefore, in management's opinion, are not indicative of what actual results would have been if the acquisitions had occurred at January 1, 1997. In addition, such pro forma results are not intended to be a projection of future results.

     The operating results of the acquired business are included from December 1, 1998, the date of acquisition.

     Basis of Presentation -- The consolidated financial statements include the financial statements of INSpire and its wholly owned subsidiary, INSpire Claims Management, Inc. All significant intercompany balances and transactions have been eliminated in the consolidation.

     Property and Equipment -- The Company records property and equipment at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based on the estimated useful lives of assets, which range from three to seven years. Leasehold expenses are amortized over the lease term or the estimated useful life, whichever is less. Repairs and maintenance are charged to operating expenses as incurred.

     Revenue Recognition -- Revenues from outsourcing services are recognized as services are rendered. INSpire is typically paid a percentage of premiums written for policy administration services, a percentage of premiums earned or claims paid for claims administration services and a percentage of premiums written, subject to a minimum fee, for IT services. Outsourcing services contracts generally are for terms of two to ten years. Due to the ongoing nature of these outsourcing services and the length of the terms of the service contracts, outsourcing services generate recurring revenues. Initial installations of software systems generally include a one-time license fee and a contract for the installation and customization of the system to meet the customer's specifications, which INSpire bills at an hourly rate. Amounts charged for the initial license and the installation and customization of systems are recognized as revenue during the installation period in proportion to the hours expended for installation compared to the total hours projected for installation. In other instances, revenues are recognized based on performance milestones specified in the contract. INSpire recognizes the annual fee charged for maintenance of the customer's system as revenue as hours are expended over the maintenance contract period. Revenues from computer hardware and equipment sales, included in other revenues, are recognized when INSpire receives notification that the equipment has been shipped by the manufacturer and title has passed to the customer. Changes in estimates of percentage of completion or losses, if any, associated with software services are recognized in the period in which they are determined. Losses, if any, associated with outsourcing services are recognized in the period in which they are determined. Unearned revenues consist of payments by customers in advance of revenues recognized on such services. Unbilled receivables consist of revenues recognized in advance of billings due to timing differences related to billing schedules specified in contracts.

     Income Taxes -- Prior to the initial public offering on August 22, 1997, Millers Mutual and its subsidiaries, including the Company, filed a consolidated federal income tax return. In accordance with federal income tax regulations, all corporations included in a consolidated tax return were jointly and severally liable for all tax liabilities. A tax sharing agreement among Millers Mutual, the Company and the other subsidiaries of Millers Mutual (the "Tax Allocation Agreement") provided that taxes on income were charged to profitable subsidiaries as if they were filing their own separate returns. Subsidiaries with losses were given credit for tax benefits of their losses to the extent utilized to reduce the consolidated tax liability or to the extent the benefits are funded currently. Subsidiaries received the benefit of all tax credits. Intercompany tax balances were settled annually. Effective August 23, 1997, the Tax Allocation Agreement was terminated as it related to the Company. The agreement to terminate the Tax Allocation Agreement provides that the Company will indemnify the other members of the Millers Mutual consolidated tax group for any of the group's income taxes and related expenses attributable to the Company and Millers Mutual will indemnify the Company for any income taxes and related expenses attributable to any members of the tax group other than the Company's.

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the year in deferred tax assets and liabilities.

     Industry Concentration -- The Company's revenues and accounts receivable are derived primarily from the United States P&C insurance industry.

     Research and Development -- INSpire incurs research and development costs that relate primarily to the development of new products and major enhancements to existing services and products. Research and development costs are comprised primarily of salaries. INSpire expenses or capitalizes, as appropriate, these research and development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All research and development costs incurred prior to the time management believes a project has reached "technological feasibility" are expensed. Software production costs incurred subsequent to reaching technological feasibility are capitalized, if material, and reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized over the expected service life of the related software, generally five to seven years, using the straight-line method. The cost and related accumulated amortization of projects are written off as they become fully amortized.

     The Company assesses the recoverability of these costs by determining whether the amortization of the capitalized costs over the remaining life of the projects can be recovered through undiscounted future operating cash flows.

     Cash and Cash Equivalents -- For the purposes of reporting cash flows, cash and cash equivalents include investments readily convertible to cash with remaining maturities at date of purchase of three months or less.

     Intangibles and Other Assets -- Goodwill is amortized over a period of five to ten years using the straight-line method. Acquired software and other intangibles are amortized over a period of three to five years using the straight-line method. Deferred contract costs are comprised of the incremental fees and direct costs associated with long-term outsourcing service agreements and are amortized over the related contract period of up to ten years using a units of production method based on the total premiums or claims processed under the terms of the respective agreements. The realizability of intangibles and other assets is evaluated periodically and, if warranted, an impairment would be recognized.

     Financial Instruments -- The Company does not have any derivative financial instruments as of December 31, 1998. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available for sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1998, the costs of the securities approximate their fair market value. The Company believes that the market risk arising from holdings of its financial instruments is not material. Information relating to quantitative and qualitative disclosure about market risk is set forth below. The carrying amounts for the Company's cash, investments, and accounts receivable approximate fair value at December 31, 1998.

     Concentrations of Credit Risk -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its holdings of cash and marketable securities. The Company's credit risk is managed by investing its cash and marketable securities in high-quality money market instruments and securities of the U.S. government and its agencies and high-quality corporate issuers. At December 31, 1998, the Company had no significant concentrations of credit risk.

     Net Income (Loss) Per Share -- Net income (loss) per share (basic) of the Company is computed by dividing net income or loss by the weighted average number of shares outstanding. The weighted average number of shares (basic) was 17,854,390 in 1998, 12,206,055 in 1997 and 10,500,000 in 1996 after giving effect to the stock dividends paid in August 1998 and May and June 1997. The weighted average number of shares (diluted) was 19,838,583 in 1998, 13,173,746 in 1997 and 11,623,832 in 1996.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Basic
  Average shares outstanding................................   17,854     12,206     10,500
                                                              =======    =======    =======
  Net income (loss).........................................  $11,570    $ 1,716    $  (515)
                                                              =======    =======    =======
  Per share amount..........................................  $  0.65    $  0.14    $ (0.05)
                                                              =======    =======    =======
Diluted
  Average shares outstanding................................   17,854     12,206     10,500
  Net effect of dilutive stock options based on the treasury
     stock method using the average market price............    1,984        968      1,124
                                                              -------    -------    -------
Total.......................................................   19,839     13,174     11,624
                                                              =======    =======    =======
Net income (loss)...........................................  $11,570    $ 1,716    $  (515)
                                                              =======    =======    =======
Per share amount............................................  $  0.58    $  0.13    $  (.05)
                                                              =======    =======    =======

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

     Certain Reclassifications -- Certain reclassifications have been made to the prior period statements to conform them to the current year classifications.

  Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components, as defined. SFAS 130 requires that all items that must be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. Comprehensive income is defined as the total of net income and all other non-owner charges in equity. In addition, SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 during 1998 and comprehensive income does not differ from net income (loss) as reported in the Consolidated Statements of Operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") which requires public enterprises to report certain financial and descriptive information about operating segments, as defined, in annual financial statements and selected information in condensed financial statements for interim periods issued to shareholders, if practical. The Company adopted SFAS 131 in 1998 and management has determined that the disclosures in the accompanying consolidated financial statements are adequate.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so designed, the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 did not have a material effect on the Company's financial position, results of operations or cash flows.

     In February 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 31, 1998. The Company believes the adoption of SOP 98-1 will not have a material effect on the Company's financial position, results of operations or cash flows.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 is effective for the Company's fiscal year ending December 31, 1999. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company believes the adoption of SOP 98-5 will not have a material effect on the Company's financial position, results of operations or cash flows.

2. ACCOUNTS RECEIVABLE

     Accounts receivable is comprised of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1998          1997
                                                             -----------   -----------
Accounts receivable -- trade...............................  $12,886,475   $ 9,957,538
Accounts receivable -- unbilled............................    5,915,907     1,161,634
Other......................................................      293,884       160,063
                                                             -----------   -----------
                                                              19,096,266    11,279,235
Allowance for doubtful accounts............................      494,542       302,563
                                                             -----------   -----------
                                                              18,601,724    10,976,672
Noncurrent -- accounts receivable..........................           --        74,258
                                                             -----------   -----------
                                                             $18,601,724   $11,050,930
                                                             ===========   ===========

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1998          1997
                                                            ------------   -----------
Computer equipment........................................  $ 16,583,024   $11,948,671
Office equipment..........................................     3,923,522     1,938,491
Automobiles...............................................       228,287       242,710
Airplanes.................................................     3,167,581            --
Leasehold improvements....................................     1,601,695       114,615
                                                            ------------   -----------
                                                              25,504,109    14,224,487
Accumulated depreciation..................................   (13,679,322)   (8,214,514)
                                                            ------------   -----------
                                                            $ 11,824,787   $ 6,026,973
                                                            ============   ===========

     Depreciation expense was $3,179,163, $2,263,087, and $786,768 for 1998,
1997 and 1996, respectively.

4. RESEARCH AND DEVELOPMENT

     Research and development costs were approximately $6,306,000 and $2,975,000 for the years ended December 31, 1998 and 1997, respectively, including capitalized software costs of approximately $2,000,000 and $819,000 and amortization expense of approximately $1,325,000 and $966,000 relating to acquired software costs. The Company had no significant research and development activities for the year ended December 31, 1996.

5. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1998          1997
                                                             -----------   -----------
Goodwill, net of accumulated amortization of $2,119,520 and
  $748,567.................................................  $29,896,217   $ 8,530,173
Acquired software, net of accumulated amortization of
  $2,290,500 and $966,000..................................    4,609,500     5,034,000
Capitalized research and development costs, net of
  accumulated amortization of $311,058 and $26,513.........    2,505,884       792,592
Other intangibles, net of accumulated amortization of
  $95,270..................................................      314,730            --
Software license agreement.................................    1,623,750     1,623,750
Cash surrender value of life insurance.....................      489,897       409,898
Deferred contract costs....................................    3,432,063            --
Other......................................................    1,127,848       649,221
                                                             -----------   -----------
                                                             $43,999,890   $17,039,634
                                                             ===========   ===========

Amortization expense was $3,031,068 and $1,738,173 for 1998 and 1997 respectively. No amortization expense was recorded for 1996 as there were no intangible assets recognized for the year.

6. LONG-TERM DEBT

     The Company had a bank line of credit of $4.0 million which was terminated by the Company on July 3, 1998. The bank line of credit agreement contained certain restrictive covenants. These covenants required that the Company meet certain requirements such as maintenance of a minimum net worth and did not allow additional borrowings, dividends or other distributions without prior consent of the bank. As of December 31, 1997, the Company had no borrowings outstanding under the bank line of credit.

     On August 22, 1997, the Company entered into a note agreement with a financial institution to pay the cost of three-year professional liability and directors and officers insurance policies. The note is payable in monthly principal and interest installments of $54,424 through July 1999 and had a balance of $383,402 and $982,809 at December 31, 1998 and 1997, respectively. The note bears interest at an annual rate of 6.25%.

7. INCOME TAXES

     Federal income tax benefit (expense) consists of the following components:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    1998          1997         1996
                                                 -----------   -----------   ---------
Current:
  Federal......................................  $(2,019,220)  $(3,048,994)  $ 201,388
  State and local..............................     (278,329)     (634,881)         --
  Tax deduction credited to paid in capital
     from exercise of stock options............   (3,538,424)           --          --
Deferred:
  Federal......................................     (758,861)    2,554,340      62,500
  State and local..............................     (111,597)      328,317          --
                                                 -----------   -----------   ---------
                                                 $(6,706,431)  $  (801,218)  $ 263,888
                                                 ===========   ===========   =========

     A reconciliation of income tax expense computed by applying the federal statutory tax rate of 34% to income before income taxes, to the reported income taxes is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       1998         1997        1996
                                                    -----------   ---------   --------
Income tax benefit (expense)......................  $(6,213,928)  $(855,881)  $264,889
State income taxes, net of federal income tax
  benefit.........................................     (295,294)    (91,000)        --
Valuation of temporary differences................           --     277,000         --
Tax-exempt interest...............................      555,765          --         --
Goodwill..........................................     (369,367)   (254,512)        --
Research and development credits..................      100,000     100,000         --
Other.............................................     (483,607)     23,175     (1,001)
                                                    -----------   ---------   --------
                                                    $(6,706,431)  $(801,218)  $263,888
                                                    ===========   =========   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Deferred income tax assets:
  Current:
     Accounts receivable..................................  $   154,000    $   118,000
     Accrued expenses.....................................    1,023,000      1,316,000
                                                            -----------    -----------
                                                              1,177,000      1,434,000
  Noncurrent:
     Accrued expenses.....................................           --        203,000
                                                            -----------    -----------
          Total deferred income tax assets................           --        203,000
                                                            -----------    -----------
Deferred income tax liabilities:
  Noncurrent:
     Property and equipment...............................      463,000        650,000
     Capitalized research and development.................      977,000        393,000
     Acquired software....................................    2,167,000      1,883,000
                                                            -----------    -----------
          Total deferred income tax liabilities...........    3,607,000      2,926,000
                                                            -----------    -----------
Net deferred income tax liabilities.......................  $(2,430,000)   $(1,289,000)
                                                            ===========    ===========
Represented on the balance sheet as:
  Current deferred income tax assets......................  $ 1,177,000    $ 1,434,000
  Noncurrent deferred income tax liabilities..............   (3,607,000)    (2,723,000)
                                                            -----------    -----------
                                                            $(2,430,000)   $(1,289,000)
                                                            ===========    ===========

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

8. RELATED PARTY TRANSACTIONS

     The Company provided policy and claims administration services, data processing services and software services to Millers Mutual and The Millers Casualty Insurance Company ("Millers Casualty"), under the terms of various agreements. Total fees earned were approximately $25,750,000, $18,864,000, and $7,557,000 in 1998, 1997, and 1996, respectively.

     From July 1, 1995 through December 31, 1997, the Company has had various agreements with Millers Mutual to provide the Company management and administrative services. Total fees paid by the Company in 1997 and 1996 were approximately $1,290,000, and $3,100,000, respectively. Effective January 1, 1998, a new agreement was entered into, whereby the Company provides benefits administration services to Millers Mutual and Millers Casualty for a monthly fee of $15,000. Total fees earned under this contract for 1998 were $180,000.

     Beginning May 1, 1996, the Company incurred rental expenses to Millers Mutual for office space, totaling approximately $273,000, $316,500 and $297,000 for 1998, 1997, and 1996, respectively. In November 1998, Millers Mutual sold the building in which INSpire's headquarters is located to a partnership which is 100% owned by certain members of the Company's board of directors and the Company's chief executive officer. For the year ended December 31, 1998, INSpire incurred approximately $138,000 of rental expense under this agreement.

     There was a net receivable due from Millers Mutual of approximately $1,996,000 and $1,301,000 at December 31, 1998 and 1997, respectively.

9. EMPLOYEE BENEFIT PLANS

     Prior to August 1997, substantially all of the Company's employees were covered by a defined benefit pension plan (the "Pension Plan") sponsored by Millers Mutual that provided retirement, death and disability benefits for full-time employees completing at least 1,000 hours of service. The Company made annual contributions to the Pension Plan equal to the amounts accrued for pension expense, including amortization of past service cost over 30 years. Contributions to the Pension Plan were determined by consulting actuaries based upon future periodic payments, including lump-sum distributions that were attributable under the Pension Plan's provisions to the service employees had rendered. No expense was incurred relative to the Pension Plan during 1997 or 1996, as the pension plan was over-funded. In addition, the Company participated in a defined contribution profit sharing plan sponsored by Millers Mutual that covered substantially all of its employees (the "Profit Sharing Plan"). There were no contributions made by the Company to the Profit Sharing Plan in 1997 or 1996. In July 1997, the Board of Directors approved the termination of the Company's participation in the Pension Plan and the Profit Sharing Plan. The effects of termination of the Company's participation in the Pension Plan and the Profit Sharing Plan were immaterial to the Company's financial position, results of operations and cash flows.

     In July 1997, the Company adopted a 401(k) plan (the "Plan") covering all employees who meet certain minimum age and length of service requirements. The Plan provides for payment of the employee's vested portion of the Plan upon retirement, termination, disability or death. Discretionary contributions may be made to the Plan under the direction of the Company's Board of Directors. The Company made contributions of approximately $592,000 and $434,000 and incurred expenses of approximately $19,000 and $8,000 related to the Plan for the years ended December 31, 1998 and 1997.

10. EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

     As of December 31, 1998, the Company's employee and director stock option plans have authorized the grant of options to employees and outside directors for up to 4,575,000 shares of the Company's Common Stock. The Company adopted the Second Amended and Restated 1997 Stock Option Plan (the "Stock Option Plan") in February 1998, which was approved by the shareholders in April 1998 and which provides for the grant of incentive and nonqualified options to purchase up to 4,500,000 shares of Common Stock subject to certain adjustments as described in the Stock Option Plan. Stock options are issuable only to eligible directors, officers and employees of the Company. All options granted have 10 year terms and vest over a period ranging from immediately to six years of continued employment or service to the Company.

     The per share exercise price of an incentive option may not be less than the greater of par value or 100% of the fair value of the Common Stock on the date the option is granted. Incentive options granted to an employee who owns in excess of 10% of the voting stock of the Company must have an exercise price of at least 110% of the fair value of the Common Stock at the date of grant. Options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to the date of exercise, subject to certain conditions as specified in the Stock Option Plan. An option granted under the Stock Option Plan cannot be exercised later than ten years from the date of the grant. Any options that expire unexercised or that terminate upon an optionee's ceasing his or her association with the Company become available once again for issuance.

     On July 30, 1997, the Board of Directors adopted the Director Stock Option Plan, which was amended by the Board of Directors in February 1998, and was approved by the shareholders in April 1998 ("Director Plan"). The Director Plan provides that each current nonemployee director be granted options to purchase 3,750 shares of Common Stock as of the effective date of the initial public offering at an exercise price equal to the initial public offering price. Such options became immediately exercisable as of the date of the initial public offering. A total of 75,000 shares has been reserved for issuance pursuant to the Director Plan. Each new nonemployee director who is elected (or appointed to fill any vacancy) as a director of the Company will be granted options under the Director Plan to purchase 3,750 shares of Common Stock at the fair market value of the Common Stock on the date of grant. Also, each nonemployee director who has previously been granted options under the Director Plan will be granted additional options under the Director Plan to purchase 3,750 shares of Common Stock on the day immediately after each annual meeting of shareholders of the Company subsequent to the time at which such nonemployee director is first elected or appointed as a director of the Company if such nonemployee director continues to serve as a director on such date of grant. The options under the Director Plan will vest and be exercisable as of the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using a risk-free interest rate of 5.5%, an expected life of five years and a volatility factor of 58.0%.

     The following table summarizes the stock option activity under the Stock Option Plan and Director Plan for the year ended December 31, 1998:

                                              NUMBER OF   EXERCISE PRICE   WEIGHTED AVERAGE
                                               SHARES       PER SHARE       EXERCISE PRICE
                                              ---------   --------------   ----------------
Options outstanding as of December 31,
  1997......................................  1,998,979   $ 0.87-$ 8.00         $ 5.03
  Effect of stock split.....................    999,490
  Options granted...........................  1,233,615   $13.96-$26.50         $21.31
  Options exercised.........................   (698,958)  $ 0.87-$ 8.00         $ 2.23
  Options cancelled.........................   (308,279)  $ 0.87-$22.00         $ 6.39
                                              ---------
Options outstanding as of December 31,
  1998......................................  3,224,847   $ 0.87-$26.50         $11.67
                                              =========
Exercisable as of December 31, 1998.........  1,080,841   $ 0.87-$23.33         $ 6.48
                                              =========
Options available for grant.................    651,196
                                              =========

     The weighted average fair value of options granted during the year ended December 31, 1998 was $14.56 compared to $3.04 for the year ended December 31, 1997. Included in the above options granted for 1998 there were no options granted at a value less than market value on the date of grant. All options granted expire six years from date of grant.

     Under Accounting Principles Board Opinion No. 25, the Company recognized no compensation expense for the year ended December 31, 1998 as all stock options granted under the terms of the Stock Option Plan were at an exercise price equivalent to the estimated fair market value of the Common Stock at the date of grant. For the year ended December 31, 1997, the Company recognized $3,949,000 of compensation expense relating to stock options as the stock options granted were at an exercise price that was less than the estimated fair market value of the Common Stock at the date of grant. Had the Company implemented SFAS 123, the Company's compensation expense would have increased by approximately $8.2 million and $126,000 for the years ended December 31, 1998 and 1997, respectively. The Company's pro forma net income, net income per share (basic) and net income per share (diluted), considering the effects of implementing SFAS No. 123, net of tax effects, would have been approximately $6,104,000 and $1,633,000, $0.34 and $0.13, $0.31 and $0.13, respectively, for the years ended December 31, 1998 and 1997.

11. EMPLOYEE STOCK PURCHASE PLAN

     In July 1997 the Board of Directors adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which a total of 637,500 shares of Common Stock has been reserved for issuance. The Board of Directors has appointed a committee to administer the Stock Purchase Plan. Any employee who has been employed by the Company for 90 days is eligible to participate in offerings under the Stock Purchase Plan.

     The Stock Purchase Plan was initially implemented by an offering of 37,500 shares of Common Stock from October 1, 1997 to December 31, 1997. Pursuant to such offering, 9,360 shares of Common Stock were purchased by participants under the Stock Purchase Plan. During 1998, offerings of 75,000 shares each were made on January 1 and July 1, respectively. As a result of these offerings, participants purchased 11,173 and 13,741 shares, respectively, of Common Stock. The Company anticipates that the Stock Purchase Plan will be further implemented by six additional semiannual offerings of Common Stock beginning on January 1 and July 1 for each of the years 1999, 2000 and 2001. The maximum number of shares issued in each semi-annual offering will be 75,000 shares plus the cumulative number of unissued shares from prior offerings under the Stock Purchase Plan.

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

12. SHAREHOLDERS' EQUITY

     On June 12, 1997, the Board of Directors and the shareholder of the Company approved an amendment to the Articles of Incorporation of the Company providing for an increase in the number of authorized shares of Common Stock from 1,000 shares to 14,000,000 shares. On July 30, 1997, the Board of Directors and the shareholder of the Company approved an amendment to the Articles of Incorporation of the Company providing for an increase in the number of authorized shares of Common Stock from 14,000,000 shares to 50,000,000 shares.

     On July 30, 1997, the Board of Directors authorized 300,000 shares of Series A Junior Preferred Stock, par value $1.00 per share, adopted the Rights Agreement ("Rights Agreement") and authorized and declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock to Millers Mutual under the terms of the Rights Agreement. One Right will thereafter be issued for each share of Common Stock that was outstanding between the date of adoption of the Rights Agreement and the earlier of the date the Rights become exercisable or are redeemed and the termination of the Rights Agreement. Accordingly, one right has been issued for each share of Common Stock outstanding. Each Right represents the right to purchase one one-hundredth of a share of Series A Junior Preferred Stock at a price of $100.00, subject to adjustment. The Rights are exercisable only in the event that a person or group (with certain exceptions) becomes the beneficial owner of shares representing 15% or more of the voting power of the Company, or announces or commences a tender or exchange offer that would result in the acquisition of such number of shares. The Rights Agreement expires ten years from the date of adoption.

     On December 18, 1998, the Board of Directors authorized 100,000 shares of Common Stock to be awarded under the Executive Performance Stock Incentive Plan ("Performance Plan"). Shares under the Performance Plan shall be restricted shares under the terms of the Securities Act of 1933, as amended (the "Securities Act"). Participants in the Performance Plan include directors and certain officers of INSpire or its subsidiaries. An eligible participant may participate for a specified performance period by timely filing with INSpire an election to defer base compensation for that performance period. The participant may elect to forego 10%, 15%, 20%, or 25% of his or her base compensation (which includes the participant's base salary without regard to any bonuses or annual incentive plan compensation), or such other percentage as the Compensation Committee of the Board of Directors may permit. If the participant makes such an election for a performance period, the participant shall receive the right to an award of Common Stock subject to the award, issuance and forfeiture provisions of the Performance Plan. The amount of performance stock awarded will depend on whether INSpire achieves the target performance goal designated by the Compensation Committee for the particular performance period. The maximum number of shares to be issued pursuant to the Performance Plan during one year is 100,000. This plan is subject to approval by the shareholders of the Company.

13. TRANSACTIONS WITH MAJOR CUSTOMERS

     In addition to the outsourcing revenues derived from Millers Mutual and Millers Casualty (see Note 8), for the years ended December 31, 1998, 1997 and 1996 one customer accounted for approximately 13%, 16% and 21% of revenues, respectively.

14. SALE OF SUBSIDIARY

     On September 15, 1997, the Company sold Applied Quoting Systems, Inc. ("AQS"), a wholly-owned subsidiary of INSpire, for $2,500,000. The sale resulted in a gain of approximately $1,634,000, which is included in other income. For the period from March 12, 1997 (the date of acquisition) through September 15, 1997 (date of sale), AQS had revenues of approximately $2,535,000 and net income of approximately $376,000. Net income per common share from the separate operations of AQS for the period of March 12, 1997 through September 15, 1997 was $.05. Total assets and total liabilities of AQS on the date of sale were approximately $1,228,000 and $412,000, respectively.

15. COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company leases certain office space and equipment under operating leases and a sublease for periods ranging from one to ten years. Rentals on operating leases (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to approximately $5,660,000 and $3,818,000 for the years ended December 31, 1998 and 1997, respectively. The Company incurred no significant rental expense in 1996. These leases generally contain optional renewal provisions for one or more periods. Future annual minimum lease payments for each of the next five years and in the aggregate are:

1999........................................................   $ 4,776,442
2000........................................................     3,984,542
2001........................................................     3,050,051
2002........................................................     2,394,284
2003........................................................     2,056,770
Thereafter..................................................     7,176,679
                                                               -----------
                                                               $23,438,769
                                                               ===========

     Employment Agreements -- The Company has employment agreements with certain key officers that provide for minimum annual salaries and benefits aggregating approximately $1,830,000 and an annual bonus based on the Company's operating performance.

     Other -- The Company participates in a self-insurance program for certain of its employees that provides for the payment of employee health claims. The program provides for specific excess loss reinsurance for aggregate claims greater than a specified amount for any one claimant. The Company accrues the estimated liabilities for the ultimate costs of both reported claims and incurred but not reported claims.

     In addition, the Company is involved in various other legal proceedings arising in the normal course of business. Management believes the outcome of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Stock Purchase Agreement, dated as of October 29, 1998, by and among INSpire, ACM and the shareholders of ACM
                            (Incorporated by reference to Exhibit 2.1 of INSpire's
                            Form 8-K, dated December 1, 1998 and filed on December
                            14, 1998).
          2.2            -- Asset Purchase Agreement, dated as of October 29, 1998, by and between INSpire and AGIA (Incorporated by
                            reference to Exhibit 2.2 of INSpire's Form 8-K, dated
                            December 1, 1998 and filed on December 14, 1998).
          2.3            -- Form of Stock Purchase Agreement, dated April 20, 1998, by and among INSpire, Paragon and the shareholders of
                            Paragon (Incorporated by reference to Exhibit 2.1 of
                            INSpire's Form 10-Q for the three months ended March 31,
                            1998, filed on May 14, 1998).
          3.1            -- Restated Articles of Incorporation of INSpire and
                            Articles of Amendment No. 1 thereto (Incorporated by
                            reference to Exhibit 3.1 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
          3.2            -- Amended and Restated Bylaws of INSpire (Incorporated by
                            reference to Exhibit 3.2 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
          3.3            -- Form of First Amendment to the Bylaws of INSpire
                            (Incorporated by reference to Exhibit 3.3 of INSpire's
                            Form 10-Q for the three months ended March 31, 1998,
                            filed on May 14, 1998).
          4.1            -- Specimen Certificate for shares of Common Stock of
                            INSpire (Incorporated by reference to Exhibit 4.1 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
          4.2            -- Form of Amended and Restated Rights Agreement, by and
                            between INSpire and U.S. Trust Company of Texas, N.A.,
                            dated as of December 18, 1998.
         10.1            -- Benefits Administration Contract, dated as of July 1,
                            1997, by and between INSpire and Millers Mutual
                            (Incorporated by reference to Exhibit 10.1 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.2            -- Amended Service Contract, dated as of July 1, 1997, by
                            and among INSpire, Millers Mutual and Millers Casualty
                            (Incorporated by reference to Exhibit 10.2 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.3            -- Amended Information Services Contract, dated as of July
                            1, 1997, by and among INSpire, Millers Mutual and Millers
                            Casualty (Incorporated by reference to Exhibit 10.3 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
         10.4            -- Form of Agreement to Lease Office Space, effective as of
                            May 1, 1996, by and between INSpire and Millers Mutual
                            (Incorporated by reference to Exhibit 10.4 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.5            -- Form of Sublease Agreement, effective as of January 1,
                            1997, by and between INSpire and Millers Mutual
                            (Incorporated by reference to Exhibit 10.5 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.6            -- Claims Life Cycle Services Agreement, effective as of
                            August 15, 1996, by and among INSpire, Blanch Wholesale
                            Insurance Services, Inc. and Blanch Insurance Services,
                            Inc. (Incorporated by reference to Exhibit 10.6 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.7            -- Amendment No. 1 to Claims Life Cycle Services Agreement,
                            dated as of June 27, 1997 (Incorporated by reference to
                            Exhibit 10.7 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.8            -- Policy Life Cycle Services Agreement, effective as of
                            August 15, 1996, by and among INSpire, Blanch Wholesale
                            Insurance Services, Inc., and Blanch Insurance Services,
                            Inc. (Incorporated by reference to Exhibit 10.8 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
         10.9            -- Form of Amendment No. 1 to Policy Life Cycle Services
                            Agreement, effective as of August 15, 1996 (Incorporated
                            by reference to Exhibit 10.9 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
         10.10           -- Administration Services Agreement, effective as of March
                            12, 1996, by and among State Corporation Commission of
                            the Commonwealth of Virginia as Deputy Receiver for HOW
                            Insurance Company, Home Warranty Corporation, and Home
                            Owners Warranty Corporation, In Receivership, and INSpire
                            (Incorporated by reference to Exhibit 10.10 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.11           -- Form of Indemnification Agreement with a schedule of
                            director signatories (Incorporated by reference to
                            Exhibit 10.11 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.12           -- Employment Agreement, effective as of July 1, 1997, by
                            and between INSpire and F. George Dunham, III
                            (Incorporated by reference to Exhibit 10.12 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.13           -- Employment Agreement, dated and effective as of March 12,
                            1997, by and between SDS and Robert K. Agazzi
                            (Incorporated by reference to Exhibit 10.14 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.14           -- Form of License Agreement (Incorporated by reference to
                            Exhibit 10.24 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.15           -- Building Lease, dated March 12, 1997, between SDS and
                            Riverview Building, LLC (Incorporated by reference to
                            Exhibit 10.15 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.16           -- Form of System Support Agreement (Incorporated by
                            reference to Exhibit 10.25 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
         10.17           -- Form of Implementation Support Agreement (Incorporated by
                            reference to Exhibit 10.26 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
         10.18           -- Form of Accelerated Enhancement Plan Agreement
                            (Incorporated by reference to Exhibit 10.27 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.19           -- Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.29 of INSpire's Registration Statement on
                            Form S-1, Registration No. 333-31173).
         10.20           -- Consolidated Federal Income Tax Allocation Agreement
                            effective January 1, 1994 by and between INSpire and
                            Millers Mutual, as amended by Addendum No. 1 and Addendum
                            No. 2 thereto (Incorporated by reference to Exhibit 10.30
                            of INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
         10.21           -- Form of Policy Life Cycle Services Agreement, effective as of May 1, 1997, by and between INSpire and Millers
                            Casualty (Incorporated by reference to Exhibit 10.31 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.22           -- Form of Claims Life Cycle Services Agreement, effective as of June 1, 1997, by and between INSpire and Millers
                            Casualty (Incorporated by reference to Exhibit 10.32 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
         10.23           -- Form of Employment Agreement, effective as of July 1,
                            1997, by and between INSpire and Ronald O. Lynn
                            (Incorporated by reference to Exhibit 10.34 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.24           -- Form of Employment Agreement, effective as of July 1,
                            1997, by and between INSpire and Jeffrey W. Robinson
                            (Incorporated by reference to Exhibit 10.35 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-1173).
         10.25           -- Director Stock Option Plan (Incorporated by reference to
                            Exhibit 10.36 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.26           -- Form of Director Stock Option Agreement (Incorporated by
                            reference to Exhibit 10.37 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
         10.27           -- Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.38 of INSpire's Registration Statement on
                            Form S-1, Registration No. 333-31173).
         10.28           -- Claims Administration Agreement, effective April 1, 1997, by and between INSpire and the Specialty Personal Lines
                            Division of Millers Mutual (Incorporated by reference to
                            Exhibit 10.39 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.29           -- Form of Management Agreement, effective as of January 1,
                            1996, by and between INSpire and Millers Mutual
                            (Incorporated by reference to Exhibit 10.40 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.30           -- Service Contract, effective as of January 1, 1996, by and between INSpire, Millers Mutual and Millers Casualty
                            (Incorporated by reference to Exhibit 10.41 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.31           -- Form of Service Contract, effective as of December 1,
                            1996, by and between INSpire, Millers Mutual and Millers
                            Casualty (Incorporated by reference to Exhibit 10.42 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
         10.32           -- Form of Information Services Contract, effective as of
                            October 1, 1996, by and between INSpire, Millers Mutual
                            and Millers Casualty (Incorporated by reference to
                            Exhibit 10.43 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.33           -- Software License and Support Services Agreement, dated
                            October 29, 1997, between INSpire and Cover-All Systems,
                            Inc. (Incorporated by reference to Exhibit 10.44 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-47413).
         10.34           -- Form of Contract to Provide Services and Acquire License
                            to Use Software, dated December 29, 1997, between INSpire
                            and Sul America Cia Nacional de Seguros (Incorporated by
                            reference to Exhibit 10.45 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-47413).
         10.35           -- Form of Consulting Agreement, effective March 15, 1998, between INSpire and Stuart Warrington (Incorporated by
                            reference to Exhibit 10.46 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-47413).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.36           -- Form of Amendment No. 1 to Employment Agreement, dated
                            and effective as of January 1, 1998, for each of F.
                            George Dunham, III, Ronald O. Lynn, and Jeffrey W.
                            Robinson (Incorporated by reference to Exhibit 10.47 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-47413).
         10.37           -- 1998 Annual Bonus Plan (Incorporated by reference to
                            Exhibit 10.48 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-47413).
         10.38           -- Form of Claims Administration Services Agreement,
                            effective as of October 1, 1997, by and between INSpire,
                            Millers Mutual and Millers Casualty (Incorporated by
                            reference to Exhibit 10.49 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-47413).
         10.39           -- Form of Policy Administration Services Agreement,
                            effective as of October 1, 1997, by and between INSpire,
                            Millers Mutual and Millers Casualty (Incorporated by
                            reference to Exhibit 10.50 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-47413).
         10.40           -- Form of Second Amended Information Services Contract,
                            effective as of October 1, 1997, by and between INSpire,
                            Millers Mutual and Millers Casualty (Incorporated by
                            reference to Exhibit 10.51 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-47413).
         10.41           -- Form of Amendment No. 1 to the Policy Life Cycle Services
                            Agreement, effective October 1, 1997, by and between
                            INSpire and Millers Casualty (Incorporated by reference
                            to Exhibit 10.52 of INSpire's Registration Statement on
                            Form S-1, Registration No. 333-47413).
         10.42           -- Form of Amended and Restated Benefits Administration
                            Contract, effective as of January 1, 1998, by and between
                            INSpire and Millers Mutual (Incorporated by reference to
                            Exhibit 10.54 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-47413).
         10.43           -- Employment Agreement, dated and effective as of April 28,
                            1998, by and between INSpire and William J. Smith, III
                            (Incorporated by reference to Exhibit 10.1 of INSpire's
                            Form 10-Q for the three months ended March 31, 1998,
                            filed on May 14, 1998).
         10.44           -- Second Amended and Restated 1997 Stock Option Plan
                            (Incorporated by reference to Exhibit 10.2 of INSpire's
                            Form 10-Q for the three months ended March 31, 1998,
                            filed on May 14, 1998).
         10.45           -- Form of First Amendment to the Director Stock Option Plan
                            (Incorporated by reference to Exhibit 10.3 of INSpire's
                            Form 10-Q for the three months ended March 31, 1998,
                            filed on May 14, 1998).
         10.46           -- Form of executive employment agreement.
         10.47           -- Registration Rights Agreement, dated as of December 1,
                            1998 between INSpire and AGIA (Incorporated by reference
                            to Exhibit 10.2 of INSpire's Form 8-K dated December 1,
                            1998 and filed on December 14, 1998).
         10.48           -- Option Agreement, dated as of December 1, 1998, between
                            INSpire and AGIA (Incorporated by reference to Exhibit
                            10.1 of INSpire's Form 8-K dated December 1, 1998 and
                            filed on December 14, 1998).
         10.49           -- Form of INSpire's Executive Performance Stock Incentive
                            Plan, dated and effective as of January 1, 1999.
         10.50           -- Commercial Lease Agreement, dated November 13, 1998,
                            between IIS Realty Ltd. and INSpire.
         10.51           -- Lease, dated April 10, 1996, between ADI Arrow Partners,
                            L.P. and AGIA.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.52           -- Office Lease, dated October 18, 1996, between Dr. Peter
                            Schmalisch and SDS.
         11              -- Statement regarding Computation of Per Share Earnings.
         21              -- Subsidiaries of the Registrant.
         23              -- Consent of Deloitte & Touche LLP.
         24              -- Power of Attorney (included on signature page of this
                            Form 10-K).
         27              -- Financial Data Schedule (included in SEC-filed copy
                            only).