Form 10-Q
period 1999-03-31
INSPIRE INSURANCE SOLUTIONS INC
filed 1999-05-14
CIK 1042051

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ................................March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ___________________ to _________________

Commission file number ............................................ 000-23005

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

Yes  [X]   No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 1999: 18,961,751

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----

PART I  - FINANCIAL INFORMATION....................................................................      1

Item 1.  Financial Statements......................................................................      1

         Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited)
         and December 31, 1998.....................................................................      1

         Condensed Consolidated Statements of Operations (unaudited) for the
         three months ended March 31, 1999 and 1998................................................      2

         Condensed Consolidated Statements of Cash Flows (unaudited) for the
         three months ended March 31, 1999 and 1998................................................      3

         Notes to Condensed Consolidated Financial Statements (unaudited)..........................      4

         Independent Accountants' Report...........................................................      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................................................      7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................     11


PART II - OTHER INFORMATION........................................................................     11

Item 5.  Other Information.........................................................................     11

Item 6.  Exhibits and Reports on Form 8-K..........................................................     12


Signatures.........................................................................................     12

PART I  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        INSPIRE INSURANCE SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                 March 31,        December 31,
                                                                                                    1999              1998
                                                                                               -------------     -------------
                                                                                               (unaudited)
                                                                    ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ..........................................................      $  35,416,446     $  27,599,967
     Investments ........................................................................         17,965,226        20,494,443
     Accounts receivable, net ...........................................................         22,837,281        18,601,724
     Income taxes receivable ............................................................            140,272         1,830,868
     Deferred income taxes ..............................................................          1,091,914         1,176,686
     Prepaid expenses and other current assets ..........................................          9,034,070         7,279,985
                                                                                               -------------     -------------
           Total current assets .........................................................         86,485,209        76,983,673
Property and equipment, net (accumulated depreciation
 1999 $14,564,623; 1998 $13,679,322) ....................................................         12,772,421        11,824,787
Intangibles and other assets ............................................................         44,379,684        43,999,890
                                                                                               -------------     -------------
TOTAL ...................................................................................      $ 143,637,314     $ 132,808,350
                                                                                               =============     =============


                                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ...................................................................      $   2,360,668     $   1,386,440
     Accrued payroll and compensation ...................................................            992,171           632,691
     Other accrued expenses .............................................................          3,318,872         2,455,309
     Unearned revenue ...................................................................          6,045,616         1,831,406
     Deferred compensation ..............................................................          1,383,206         1,907,389
     Income taxes payable ...............................................................            324,301              --
     Current portion of long-term debt ..................................................            168,025           383,402
                                                                                               -------------     -------------
           Total current liabilities ....................................................         14,592,859         8,596,637
Deferred compensation ...................................................................            260,047           260,047
Deferred income taxes ...................................................................          3,606,945         3,606,945

Commitments and contingencies (Note 3) ..................................................               --                --

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued and outstanding ..........................................               --                --
     Common stock, $.01 par value; 50,000,000 shares
       authorized, 18,915,558 shares issued and outstanding
       in 1999; 18,685,813 shares issued and outstanding in 1998 ........................            189,155           186,858
     Additional paid-in capital .........................................................        110,139,158       108,710,195
     Retained earnings ..................................................................         14,849,150        11,447,668
                                                                                               -------------     -------------
           Total shareholders' equity ...................................................        125,177,463       120,344,721
                                                                                               -------------     -------------
TOTAL ...................................................................................      $ 143,637,314     $ 132,808,350
                                                                                               =============     =============


     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three months ended
                                                                       March 31,
                                                             -------------------------------
                                                                 1999              1998
                                                             ------------       ------------

REVENUES:
  Outsourcing services ................................      $ 20,629,185       $ 10,131,963
  Software and software services ......................        10,169,355          7,625,048
  Other ...............................................           577,991            598,770
                                                             ------------       ------------
       Total revenues .................................        31,376,531         18,355,781
                                                             ------------       ------------
EXPENSES:
  Cost of outsourcing services, net ...................        13,155,457          5,634,863
  Cost of software and software services, net .........         5,004,687          4,076,635
  Cost of other revenues ..............................           395,236            424,743
  Selling, general and administrative .................         4,449,653          3,243,521
  Research and development, net .......................           972,204            422,270
  Depreciation and amortization .......................         2,177,558          1,212,840
                                                             ------------       ------------
        Total expenses ................................        26,154,795         15,014,872
                                                             ------------       ------------
OPERATING INCOME ......................................         5,221,736          3,340,909
OTHER INCOME (EXPENSE):
  Interest income .....................................           458,058            418,770
  Interest expense ....................................           (10,658)           (19,038)
                                                             ------------       ------------
  Total other income (expense) ........................           447,400            399,732
                                                             ------------       ------------
INCOME BEFORE INCOME TAX ..............................         5,669,136          3,740,641
INCOME TAX EXPENSE ....................................        (2,267,654)        (1,421,444)
                                                             ------------       ------------

NET INCOME ............................................      $  3,401,482       $  2,319,197
                                                             ============       ============

NET INCOME PER SHARE (BASIC) ..........................      $        .18       $        .15
                                                             ============       ============

NET INCOME PER SHARE (DILUTED) ........................      $        .17       $        .13
                                                             ============       ============


     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             Three months ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                           1999               1998
                                                                       ------------       ------------

OPERATING ACTIVITIES:
   Net income ...................................................      $  3,401,482       $  2,319,197
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization ..............................         2,177,558          1,212,840
     Change in operating assets and liabilities:
       Accounts receivable ......................................        (4,235,557)           663,293
       Prepaid expenses and other current assets ................           (63,489)         2,538,139
       Other assets .............................................          (681,046)            76,492
       Accounts payable .........................................           974,228           (278,884)
       Accrued payroll and compensation .........................           276,121           (167,993)
       Other accrued expenses ...................................           872,544           (386,522)
       Unearned revenue .........................................         4,214,210         (4,196,275)
       Income taxes payable .....................................           702,189           (225,189)
       Deferred compensation ....................................            40,000           (303,557)
                                                                       ------------       ------------
Net cash provided by operating activities .......................         7,678,240          1,251,541
                                                                       ------------       ------------

INVESTING ACTIVITIES:
   Sales/(purchases) of investments .............................         2,529,217         (8,541,035)
   Purchases of property and equipment ..........................        (1,836,466)          (387,432)
   Capitalized research and development costs ...................          (495,868)          (477,331)
   Deferred contract costs ......................................          (491,604)              --
                                                                       ------------       ------------
Net cash used in investing activities ...........................          (294,721)        (9,405,798)
                                                                       ------------       ------------

FINANCING ACTIVITIES:
   Repayment of borrowings ......................................          (215,377)          (199,487)
   Proceeds from exercises under stock plans, net ...............           648,337             35,875
                                                                       ------------       ------------
Net cash provided by/(used in) financing activities .............           432,960           (163,612)
                                                                       ------------       ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ............         7,816,479         (8,317,869)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD ....................................................        27,599,967         28,039,323
                                                                       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................      $ 35,416,446       $ 19,721,454
                                                                       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid ................................................      $     10,659       $     19,947
                                                                       ============       ============
   Income taxes paid (refunded) .................................      $   (125,653)      $ (1,653,173)
                                                                       ============       ============
   Noncash investing activities - proceeds receivable from
     sale of common stock .......................................      $       --         $ 44,415,000
                                                                       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General - INSpire Insurance Solutions, Inc. ("INSpire" or the "Company") is a provider of policy and claims administration and information technology outsourcing services to the property and casualty ("P&C") insurance industry. The Company also develops, markets, licenses and supports computer software and related services to the P&C insurance industry. The Company sells its products directly to the customer. The majority of sales are in North America.

         Unaudited Interim Condensed Consolidated Financial Statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented herein have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 1999. The independent accountants' review report of Deloitte & Touche LLP is included in Part I, Item 1 of this report.

         The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K (File No 000-23005).

         Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         Intangibles and Other Assets - Goodwill is amortized over a period of five to twenty years using the straight-line method. The realizability of goodwill is evaluated periodically to assess recoverability and, if warranted, impairment would be recognized. Acquired software and other intangibles are amortized over a period of three to ten years using the straight-line method. Deferred contract costs are comprised of the incremental fees and direct costs associated with long-term outsourcing service agreements and are amortized over the related contract period over a period of up to ten years using a units of production method based on the total premiums or claims processed under the terms of the respective agreements. The realizability of deferred contract costs is evaluated periodically and, if warranted, an impairment would be recognized.

         Net Income Per Share - Net income per share of the Company is computed by dividing net income by the weighted average number of shares outstanding. The weighted average number of shares (basic) was 18,767,930 and 15,462,000 for the three months ended March 31, 1999 and 1998, respectively. The weighted average number of shares (diluted) was 20,314,281 and 17,581,500 for the three months ended March 31, 1999 and 1998, respectively. The weighted average number of shares amounts have been adjusted to reflect all stock splits in the form of stock dividends.

 Recently Issued Accounting Pronouncements

         In February 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial position or results of operations.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 is effective for the Company's fiscal year ending December 31, 1999. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Adoption did not have a material effect on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

2.   RELATED PARTY TRANSACTIONS

         The Company provides outsourcing services and software and software services to The Millers Mutual Fire Insurance Company ("Millers Mutual"), a shareholder of the Company, and The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.4% subsidiary of Millers Mutual, under the terms of various agreements. For the three months ended March 31, 1999 and 1998, under such agreements, the Company earned total fees of $7,537,012 and $5,615,980, respectively.

         Effective January 1, 1998, the Company and Millers Mutual entered into an agreement whereby the Company provides benefits administration services to Millers Mutual and Millers Casualty for a monthly fee of $15,000. Total fees earned under this agreement were $45,000 for each of the three month periods ending March 31, 1999 and 1998.

         The Company incurred rental expenses to Millers Mutual for office space, totaling approximately $79,000 for the three month period ended March 31, 1998. In November 1998, Millers Mutual sold the building in which INSpire's headquarters is located to a partnership which is 100% owned by members of the Company's Board of Directors and the Company's chief executive officer. For the three months period ended March 31, 1999, INSpire incurred $192,318 of rental expense under this agreement.

         There was a net receivable due from Millers Mutual of approximately $3,465,958 and $3,235,611 as of March 31, 1999 and 1998, respectively.

3.   COMMITMENTS AND CONTINGENCIES

         The Company is not a party to any legal proceedings that the Company believes could have a material adverse effect on the Company's business, financial condition or operating results.

4.   SUBSEQUENT EVENT

         Pending Acquisition of Certain Assets of Freedom General Agency, Inc., Material Damage Adjustment Corporation of California, Material Damage Adjustment Corporation of Florida, The Robert Plan of California Corporation, The Robert Plan of Florida Corporation, The Robert Plan of New Jersey Corporation, Jersey Central Insurance Agency, Inc., and The Robert Plan of New York Corporation (collectively, "The Robert Plan") - The Company entered into an asset purchase agreement (the "Asset Purchase Agreement") effective April 1, 1999, with The Robert Plan, pursuant to which the Company agreed to acquire from The Robert Plan certain assets and employees used in the conduct of its policy and claims administration. Upon the consummation of the transaction contemplated as a part of this Asset Purchase Agreement, the Company will enter into a policy and claims administration agreement with The Robert Plan to provide certain policy and claims administration services for the so-called "voluntary" lines of automobile, homeowners and commercial automobile insurance for a period of ten years beginning April 1, 1999.

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas


         We have reviewed the accompanying condensed consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the condensed consolidated financial statements from which it has been derived.




DELOITTE & TOUCHE LLP

Fort Worth, Texas
April 21, 1999

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         Pending Acquisition of Certain Assets of Freedom General Agency, Inc., Material Damage Adjustment Corporation of California, Material Damage Adjustment Corporation of Florida, The Robert Plan of California Corporation, The Robert Plan of Florida Corporation, The Robert Plan of New Jersey Corporation, Jersey Central Insurance Agency, Inc., and The Robert Plan of New York Corporation (collectively, "The Robert Plan") - The Company entered into an asset purchase agreement (the "Asset Purchase Agreement") effective April 1, 1999, with The Robert Plan, pursuant to which the Company agreed to acquire from The Robert Plan certain assets and employees used in the conduct of its policy and claims administration. Upon the consummation of the transaction contemplated as a part of this Asset Purchase Agreement, the Company will enter into a policy and claims administration agreement with The Robert Plan to provide certain policy and claims administration services for the so-called "voluntary" lines of automobile, homeowners and commercial automobile insurance for a period of ten years beginning April 1, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                             Three months ended
                                                                 March 31,
                                                             ------------------
                                                              1999        1998
                                                             -----       -----

REVENUES:
  Outsourcing services ................................       65.7%       55.2%
  Software and software services ......................       32.4        41.5
  Other ...............................................        1.8         3.3
                                                             -----       -----
       Total revenues .................................      100.0       100.0
                                                             -----       -----
EXPENSES:
  Cost of outsourcing services, net ...................       41.9        30.7
  Cost of software and software services, net .........       16.0        22.2
  Cost of other revenues ..............................        1.3         2.3
  Selling, general and administrative .................       14.2        17.7
  Research and development, net .......................        3.1         2.3
  Depreciation and amortization .......................        6.9         6.6
                                                             -----       -----
       Total expenses .................................       83.4        81.8
                                                             -----       -----
OPERATING INCOME ......................................       16.6        18.2
OTHER INCOME ..........................................        1.4         2.2
                                                             -----       -----
INCOME BEFORE INCOME TAX ..............................       18.1        20.4
INCOME TAX EXPENSE ....................................       (7.2)       (7.7)
                                                             -----       -----

NET INCOME ............................................       10.8%       12.6%
                                                             =====       =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Revenues. Total revenues were $31.4 million for the three months ended March 31, 1999 compared to $18.4 million for the three months ended March 31, 1998, an increase of $13.0 million or 71%. Outsourcing services revenues were $20.6 million for the three months ended March 31, 1999 compared to $10.1 million for the three months ended March 31, 1998, an increase of $10.5 million or 104%. The growth in outsourcing services revenues is due primarily to: (i) the Company performing outsourcing services under a policy administration agreement and a claims administration agreement with Arrowhead General Insurance Agency, Inc. ("Arrowhead") entered into effective December 1, 1998, (ii) outsourcing services performed under nine other outsourcing contracts entered into after March 31, 1998, and (ii) the Company performing additional services under an information system services contract with Millers Mutual and Millers Casualty. Software and software services revenues were $10.2 million for the three months ended March 31, 1999 compared to $7.6 million for the three months ended March 31, 1998, an increase of $2.6 million or 34%. The growth in software and software services revenues is primarily attributable to (i) the acquisition of the outstanding capital stock of Paragon Interface, Inc. on April 20, 1998 (the "Paragon Acquisition") and the related license fees and service revenues from its primary product, TransFluent, (ii) and (ii) an increase in in-process installations of the Windows into Property and Casualty System ("WPC") and other software productivity tools, resulting in increased services and license fee revenues.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $18.6 million for the three months ended March 31, 1999 compared to $10.1 million for the three months ended March 31, 1998, an increase of $8.5 million or 84%. Cost of outsourcing services was $13.2 million for the three months ended March 31, 1999 compared to $5.6 million for the three months ended March 31, 1998, an increase of $7.6 million or 136%. This increase is primarily attributable to costs associated with the performance of services under the outsourcing contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 64% for the three months ended March 31, 1999 from 56% for the three months ended March 31, 1998. This increase is a result of increased staffing and equipment to support the growth of the outsourcing division, and lower operating margins during the initial phases of the new outsourcing contracts described above, particularly the Arrowhead agreements. Cost of software and software services was $5.0 million for the three months ended March 31, 1999 compared to $4.1 million for the three months ended March 31, 1998, an increase of $900,000 or 22%. This increase is primarily attributable to the costs associated with the increased consulting services related to the software installations described above. Cost of software and software services as a percentage of software and software services revenues decreased to 49% for the three months ended March 31, 1999 from 53% for the three months ended March 31, 1998 due to increased productivity of software personnel.

         Selling, General and Administrative. Selling, general and administrative expenses were $4.4 million for the three months ended March 31, 1999 compared to $3.2 million for the three months ended March 31, 1998, an increase of $1.2 million or 38%. This increase is primarily due to additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth. For the three months ended March 31, 1999, selling, general and administrative expenses also include approximately $200,000 severance expense for a former executive officer of the Company. Selling, general and administrative expenses as a percentage of total revenues decreased to 14% for the three months ended March 31, 1999 from 18% for the three months ended March 31, 1998. This decrease is due to the increased revenue base over which to spread these costs.

         Research and Development. Research and development expense was $972,000 for the three months ended March 31, 1999 compared to $422,000 for the three months ended March 31, 1998, an increase of $550,000 or 130%. This increase is primarily due to increased personnel expanding the functionality of current software products. This expense is comprised primarily of personnel, equipment and occupancy costs related to software development. Research and development expense for the three months ended March 31, 1999 and 1998 is net of capitalized software development costs of approximately $496,000 and $477,000, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was $2.2 million for the three months ended March 31, 1999 compared to $1.2 million for the three months ended March 31, 1998, an increase of approximately $1.0 million or 83%. This increase is primarily attributable to: (i) amortization of goodwill and capitalized software recorded in connection with the Paragon Acquisition, (ii) amortization of goodwill and depreciation on fixed assets recorded in connection with the acquisition of the outstanding capital stock of Arrow Claims Management, Inc. and certain assets of Arrowhead General Insurance Agency, Inc., on December 1, 1998 and (iii) acquisitions of additional property and equipment since March 31, 1998 as a result of the expansion in infrastructure to support the Company's growth.

         Other Income. Other income, consisting principally of investment income, increased to $447,000 for the three months ended March 31, 1999 from $400,000 for the three months ended March 31, 1998. The increase of $47,000, or 12%, is due to an increase in cash equivalents and investments purchased with net proceeds from the Company's follow-on public offering in March 1998 and cash from operations.

         Net Income. Net income was $3.4 million, or $.17 per diluted share ($.18 per basic share), for the three months ended March 31, 1999 compared to net income of $2.3 million, or $.13 per diluted share ($.15 per basic share), for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $35.4 million as of March 31, 1999 compared to $27.6 million as of December 31, 1998, an increase of $7.8 million. Net cash provided by operating activities was $7.7 million for the three months ended March 31, 1999 compared to net cash provided by operating activities of $1.3 million for the three months ended March 31, 1998. For the three months ended March 31, 1999, cash flow provided by operating activities included depreciation and amortization expense of approximately $2.2 million and an increase in unearned revenue of approximately $4.2 million, which was offset by an increase in accounts receivable of approximately $4.2 million. Net cash used in investing activities was $295,000 for the three months ended March 31, 1999, which is primarily attributable to: (i) the sale of $2.5 million in investments, and (ii) the purchase of $1.8 million in property and equipment. Net cash used in investing activities was $9.4 million for the three months ended March 31, 1998, which is primarily attributable to the purchase of $8.5 million in investments. Net cash provided by financing activities was $433,000 for the three months ended March 31, 1999, primarily attributable to exercises under stock plans of $648,000 compared to $164,000 of cash used in financing activities for the three months ended March 31, 1998, primarily relating to the repayment of borrowings.

         The Company believes that cash generated from operations will satisfy the Company's anticipated working capital requirements for at least one year. The Company, however, may require substantial additional funds for potential acquisitions and expansion. In the normal course of business, the Company evaluates acquisitions of businesses, products and technologies that complement the Company's business. Except for the acquisition of certain assets of The Robert Plan relating to its policy and claims administration business, the Company has no present commitments or understandings with respect to the acquisition of any business, although the Company continues to monitor potential acquisition opportunities.

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

         In its assessment of Year 2000 issues, the Company is specifically focusing on its software applications and associated software products, hardware, facilities, communications equipment and security systems. The
Company has not yet completed its Year 2000 compliance testing of, and remediation efforts on, if necessary, these items. There can be no assurance that these items will be Year 2000 compliant by December 31, 1999. If any of these items are not Year 2000 compliant by December 31, 1999, then the Year 2000 issue could have a material adverse effect on the financial condition and results of operations of INSpire. INSpire has, however, made upgrades to its facilities, communications equipment, and security systems that, it believes, will make them completely operational after December 31, 1999.

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

         Total costs associated with the Company's Year 2000 readiness process, consisting of both internal and external resources, are expected to range between $2.0 and $2.5 million. The Company anticipates financing these costs with cash generated from operations. The Company estimates that its Year 2000 compliance efforts are approximately 80% complete. The estimated time to complete assessment, testing and remediation is September 30, 1999. INSpire will develop contingency plans as it finds that, through compliance testing, any of its applications, products, hardware, facilities, communication equipment or security systems are not Year 2000 compliant or that any of its significant suppliers or customers are significantly vulnerable to Year 2000 issues, and that such noncompliance or vulnerability cannot be remedied in a timely manner.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial position or results of operations.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 is effective for the Company's fiscal year ending December 31, 1999. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Adoption did not have a material effect on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Report on Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, including but not limited to statements made under "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future results and operations of the Company, and which may be indicated by words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to difficulties associated with growth, the Company's dependence on major customers and limited operating history, technological change, competitive factors and pricing pressures, product development risks, changes in legal and regulatory requirements, and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by this paragraph.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 1999.


PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         On January 11, 1999, Kenneth J. Meister was elected as Executive Vice President and Chief Financial Officer of INSpire. From June 1996 to January 1999, Mr. Meister served as a senior vice president in the investment banking group of Raymond James & Associates, Inc. Mr. Meister was previously a practicing corporate and securities attorney for over five years, most recently with Foley & Lardner.

         On February 18, 1999, B.L. Buatt was elected Senior Vice President - Outsourcing. Mr. Buatt joined INSpire after fourteen years at Computer Sciences Corporation, where he most recently held the position of senior vice president of services and outsourcing.

         On March 29, 1999, Daniel Berce was elected to the Board of Directors. Mr. Berce currently holds the position of vice chairman and chief financial officer for AmeriCredit Corp. and has held other key positions with AmeriCredit since joining the company in 1990. Mr. Berce was previously a partner with PricewaterhouseCoopers LLP for fourteen years.

         On April 2, 1999, Eric Yerina was elected Senior Vice President - Professional Services. Mr. Yerina joined INSpire after six years at IBM, where he most recently held the position of National Industry Principal, IBM Insurance Industry Integration Services.

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

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re:  Unaudited Interim Financial Information.

         27.1     Financial Data Schedule (EDGAR version only).

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1999

                                       INSPIRE INSURANCE SOLUTIONS, INC.



                                       /s/ F. GEORGE DUNHAM, III
                                       ----------------------------------------
                                       F. George Dunham, III
                                       Chief Executive Officer,
                                       Chairman and Director



                                       /s/ KENNETH J. MEISTER
                                       ----------------------------------------
                                       Kenneth J. Meister
                                       Executive Vice President and Chief
                                       Financial Officer

                               INDEX TO EXHIBITS



       EXHIBIT
       NUMBER                           DESCRIPTION
       -------                          -----------

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