Form 10-Q
period 1999-06-30
INSPIRE INSURANCE SOLUTIONS INC
filed 1999-08-16
CIK 1042051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended . .. . . . . . . June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  . . . . . . . . . . . . to. . . . . . ... . . .

Commission file number . . . . . . . . . . . . . . . . . . . . . . . .000-23005

                        INSPIRE INSURANCE SOLUTIONS, INC.

             (Exact name of registrant as specified in its charter)


                  TEXAS                                         75-2595937

(State or other jurisdiction of incorporation                 (I.R.S.Employer
              or organization)                               Identification No.)

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

Yes  [X]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1999: 18,992,361

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION.....................................................................      1

Item 1.  Financial Statements......................................................................      1

         Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited)
         and December 31, 1998.....................................................................      1

         Condensed Consolidated Statements of Operations (unaudited) for the
         three months and six months ended June 30, 1999 and 1998..................................      2

         Condensed Consolidated Statements of Cash Flows (unaudited) for the
         three months and six months ended June 30, 1999 and 1998..................................      3

         Notes to Condensed Consolidated Financial Statements (unaudited)..........................      4

         Independent Accountants' Report...........................................................      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ......................................................      7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................     13


PART II - OTHER INFORMATION........................................................................     13

Item 5.   Legal Proceedings........................................................................     13

Item 6.   Exhibits and Reports on Form 8-K.........................................................     14


Signatures.........................................................................................     14


PART I  - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        INSPIRE INSURANCE SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,         December 31,
                                                                                          1999              1998
                                                                                      ------------       ------------
                                                                                       (unaudited)
                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................   $ 20,769,617     $ 27,599,967
  Investments......................................................................     14,693,608       20,494,443
  Accounts receivable, net.........................................................     28,420,151       18,601,724
  Unbilled receivables.............................................................      8,926,243        5,751,405
  Income taxes receivable..........................................................      1,733,378        1,830,868
  Deferred income taxes............................................................        944,483        1,176,686
  Prepaid expenses and other current assets........................................      2,039,271        1,528,580
                                                                                     -------------     ------------
     Total current assets..........................................................     77,526,751       76,983,673
Property and equipment, net (accumulated depreciation
  1999 $15,538,205;  1998 $13,679,322).............................................     13,082,827       11,824,787
Intangibles and other assets.......................................................     63,302,288       43,999,890
                                                                                     -------------     ------------
TOTAL..............................................................................   $153,911,866     $132,808,350
                                                                                     =============     ============


                                LIABILITIES and SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................................................   $  1,755,703      $ 1,386,440
  Accrued payroll and compensation.................................................        798,668          632,691
  Other accrued expenses...........................................................     11,398,172        2,455,309
  Unearned revenue.................................................................      5,322,667        1,831,406
  Deferred compensation............................................................      1,367,606        1,907,389
  Current portion of long-term debt................................................             --          383,402
                                                                                      ------------     ------------
     Total current liabilities.....................................................     20,642,816        8,596,637
Deferred compensation..............................................................        260,047          260,047
Deferred income taxes..............................................................      3,606,945        3,606,945

Commitments and contingencies (Note 3).............................................             --               --

SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares
     authorized, none issued and outstanding.......................................             --               --
Common stock, $.01 par value, 50,000,000 shares
     authorized and 18,992,361 issued and outstanding in
     1999; 18,685,813 shares issued and outstanding in 1998........................        189,924          186,858
Additional paid-in capital.........................................................    111,494,243      108,710,195
Retained earnings.................................................................      17,717,891       11,447,668
                                                                                      ------------     ------------
     Total shareholders' equity....................................................    129,402,058      120,344,721
                                                                                      ------------     ------------
TOTAL..............................................................................   $153,911,866     $132,808,350
                                                                                      ============     ============


     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                       Three months ended                Six months ended
                                                             June 30,                         June 30,
                                                 ----------------------------      ---------------------------
                                                     1999            1998             1999            1998
                                                 -------------  -------------      ------------   ------------
REVENUES:
  Outsourcing services ......................... $  27,251,026  $  11,399,713      $ 47,880,209   $ 21,531,676
  Software and software services ...............     8,348,754      8,891,894        18,518,107     16,516,942
  Other ........................................       655,448        669,020         1,233,442      1,267,790
                                                 -------------  -------------      ------------   ------------
    Total revenues .............................    36,255,228     20,960,627        67,631,758     39,316,408
                                                 -------------  -------------      ------------   ------------
EXPENSES:
  Cost of outsourcing services, net.............    18,748,692      5,867,302        31,904,149     11,502,165
  Cost of software and software services, net...     5,498,507      4,845,153        10,503,194      8,921,788
  Cost of other revenues........................       343,433        441,055           738,670        865,798
  Selling, general and administrative...........     4,156,500      3,807,120         8,606,153      7,050,641
  Research and development, net.................       680,356        676,295         1,652,560      1,098,565
  Depreciation and amortization.................     2,459,178      1,422,744         4,636,735      2,635,584
  Purchased research and development............            --        500,000                --        500,000
                                                 -------------  -------------      ------------   ------------
    Total expenses..............................    31,886,666     17,559,669        58,041,461     32,574,541
                                                 -------------  -------------      ------------   ------------
OPERATING INCOME ...............................     4,368,562      3,400,958         9,590,297      6,741,867
OTHER INCOME (EXPENSE):
  Interest income...............................       415,555        879,398           873,612      1,298,168
  Interest expense..............................        (2,881)       (20,746)          (13,540)       (39,784)
                                                 -------------  -------------      ------------   ------------
    Total other income (expense)................       412,674        858,652           860,072      1,258,384
                                                 -------------  -------------      ------------   ------------
INCOME BEFORE INCOME TAXES......................     4,781,236      4,259,610        10,450,369      8,000,251
INCOME TAX EXPENSE..............................    (1,912,492)    (1,688,409)       (4,180,146)    (3,109,853)
                                                 -------------  -------------      ------------   ------------

NET INCOME...................................... $   2,868,744  $   2,571,201      $  6,270,223   $  4,890,398
                                                 =============  =============      ============   ============

NET INCOME PER SHARE (BASIC).................... $         .15  $         .14      $        .33   $        .29
                                                 =============  =============      ============   ============

NET INCOME PER SHARE (DILUTED).................. $         .14  $         .13      $        .31   $        .26
                                                 =============  =============      ============   ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (BASIC).............................    18,966,315     18,258,995        18,864,055     16,872,893
                                                 =============  =============      ============   ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (DILUTED)...........................    20,401,712     20,203,316        20,342,382     18,901,796
                                                 =============  =============      ============   ============



     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                            Six months ended
                                                                                                June 30,
                                                                                     -----------------------------
                                                                                         1999             1998
                                                                                     ------------     ------------
OPERATING ACTIVITIES:
Net Income......................................................................     $  6,270,223     $  4,890,398
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization..................................................        4,636,735        2,635,584
 In-process research and development............................................               --          500,000
Changes in operating assets and liabilities:
 Accounts receivable                                                                   (9,818,427)      (1,642,129)
 Unbilled receivables...........................................................       (3,174,832)      (4,076,857)
 Prepaid expenses and other current assets......................................         (510,697)       2,630,723
 Other assets...................................................................         (704,687)         143,741
 Accounts payable...............................................................          369,263         (213,938)
 Accrued payroll and compensation...............................................          165,959          140,420
 Other accrued expenses.........................................................        6,342,881           81,379
 Unearned revenue...............................................................        3,491,261       (1,116,846)
 Income taxes receivable........................................................        1,595,441        1,173,354
 Deferred compensation..........................................................          293,280         (256,891)
                                                                                     ------------     ------------
Net cash provided by operating activities.......................................        8,956,400        4,888,938
                                                                                     ------------     ------------
INVESTING ACTIVITIES:
 Purchases of property and equipment............................................       (3,144,257)      (2,611,743)
 Sale/(purchase) of investments.................................................        5,800,835      (11,335,455)
 Capitalized research and development costs.....................................         (936,317)        (963,553)
 Acquisition of subsidiary, net of cash acquired................................               --       (4,237,161)
 Outsourcing contract acquisition costs.........................................      (15,791,851)              --
 Capitalized implementation costs...............................................       (2,021,249)              --
                                                                                     ------------     ------------
Net cash used in investing activities ..........................................      (16,092,839)     (19,147,912)
                                                                                     ------------     ------------
FINANCING ACTIVITIES:
 Repayment of borrowings........................................................         (383,402)              --
 Proceeds from exercises under stock plans, net.................................          689,491          238,948
                                                                                     ------------     ------------
Net cash provided by financing activities.......................................          306,089          238,948
                                                                                     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................       (6,830,350)      38,080,464
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................       27,599,967       28,039,323
                                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................     $ 20,769,617     $ 66,119,787
                                                                                     ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid..................................................................     $     13,540     $     31,398
                                                                                     ============     ============
 Income taxes paid .............................................................     $  2,709,150     $  1,942,173
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

         Net Income Per Share - Net income per share of the Company is computed by dividing net income by the weighted average number of shares outstanding. The weighted average number of shares (basic) was 18,966,315 and 18,258,995 for the three months ended June 30, 1999 and 1998, respectively and 18,864,055 and 16,872,893 for the six months ended June 30, 1999 and 1998, respectively. The weighted average number of shares (diluted) was 20,401,712 and 20,203,316 for the three months ended June 30, 1999 and 1998, respectively and 20,342,382 and 18,901,796 for the six months ended June 30, 1999 and 1998, respectively. The weighted average number of shares amounts have been adjusted to reflect all stock splits in the form of stock dividends.

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

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

2.   RELATED PARTY TRANSACTIONS

          The Company provides outsourcing services and software and software services to The Millers Insurance Company ("Millers Insurance") (formerly The Millers Mutual Fire Insurance Company), a shareholder of the Company, and The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, under the terms of various agreements. For the six months ended June 30, 1999 and 1998, under such agreements, the Company earned total fees of approximately $12,702,000 and $11,584,000, respectively.

          Effective January 1, 1998, the Company and Millers Insurance entered into an agreement whereby the Company provides benefits administration services to Millers Insurance and Millers Casualty for a monthly fee of $15,000. Total fees earned under this agreement were $90,000 for each of the six month periods ending June 30, 1999 and 1998.

          The Company incurred rental expenses to Millers Insurance for office space, totaling approximately $158,000 for the six month period ended June 30, 1998. In November 1998, Millers Insurance sold the building in which INSpire's headquarters is located to a partnership which is 100% owned by members of the Company's Board of Directors and the Company's chief executive officer. For the six month period ended June 30, 1999, INSpire incurred $384,636 of rental expense under this agreement.

          There was a net receivable due from Millers Insurance of approximately $3,977,000 and $2,424,00 as of June 30, 1999 and 1998, respectively.

3.   COMMITMENTS AND CONTINGENCIES

         From time to time the Company receives various claims incidental to its business, including claims alleging breaches of warranty, breach of contract, deceptive trade practices and similar claims under license agreements and other agreements with customers of the Company. Such claims include a lawsuit filed by a former customer of the Company seeking recovery of approximately $696,000 previously paid to the Company, damages in excess of $1,000,000, a judgment that approximately $1,106,000 invoiced to such customer is not owed and treble damages and attorney fees. The Company intends to vigorously defend this lawsuit. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas


         We have reviewed the accompanying condensed consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of June 30, 1999, and the related condensed consolidated statements of operations for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998, and condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.




DELOITTE & TOUCHE LLP

Fort Worth, Texas
July 21, 1999

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         Acquisition of Certain Assets of Freedom General Agency, Inc., Material Damage Adjustment Corporation of California, Material Damage Adjustment Corporation of Florida, The Robert Plan of California Corporation, The Robert Plan of Florida Corporation, The Robert Plan of New Jersey Corporation, Jersey Central Insurance Agency, Inc., and The Robert Plan of New York Corporation (collectively, "The Robert Plan") - The Company entered into an asset purchase agreement (the "Robert Plan Acquisition") effective April 1, 1999, with The Robert Plan, pursuant to which the Company agreed to acquire from The Robert Plan certain assets and employees used in the conduct of its policy and claims administration. Upon the consummation of the transaction contemplated as a part of the Robert Plan Acquisition, the Company entered into a policy and claims administration agreement with The Robert Plan to provide certain policy and claims administration services for the so-called "voluntary" lines of automobile, homeowners and commercial automobile insurance for a period of ten years beginning April 1, 1999.

         Pending Acquisition of Certain Assets of Island Insurance Company, Ltd. ("Island Group") The Company entered into an asset and employee transfer agreement (the "Island Group Acquisition") expected to close December 31, 2000, with Island Group, pursuant to which the Company agreed to acquire from Island Group certain assets and employees used in the conduct of its policy and claims administration. In conjunction with this transaction, the Company also entered into a transitional services and contingent transfer agreement with Island Group effective June 1, 1999 through December 31, 2000, and a policy and claims administration agreement to provide certain policy and claims administration services to Island Group for a period of ten years beginning June 1, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:



                                                         Three months ended            Six months ended
                                                              June 30,                     June 30,
                                                       ----------------------       ----------------------
                                                          1999         1998           1999         1998
                                                       ---------     --------       ---------    ---------
REVENUES:
  Outsourcing services .............................      75.2 %       54.4 %         70.8 %       54.8 %
  Software and software services ...................      23.0         42.4           27.4         42.0
  Other ............................................       1.8          3.2            1.8          3.2
                                                         -----        -----          -----        -----
       Total revenues...............................     100.0        100.0          100.0        100.0
                                                         -----        -----          -----        -----
EXPENSES:
  Cost of outsourcing services......................      51.7         28.0           47.2         29.3
  Cost of software and software services............      15.2         23.1           15.5         22.7
  Cost of other revenues............................       0.9          2.1            1.1          2.2
  Selling, general and administrative...............      11.5         18.2           12.7         17.9
  Research and development..........................       1.9          3.2            2.4          2.8
  Depreciation and amortization.....................       6.8          6.8            6.9          6.7
  Purchased research and development................        --          2.4             --          1.3
                                                         -----        -----          -----        -----
       Total expenses...............................      88.0         83.8           85.8         82.9
                                                         -----        -----          -----        -----
OPERATING INCOME ...................................      12.0         16.2           14.2         17.1
OTHER INCOME .......................................       1.2          4.1            1.3          3.2
                                                         -----        -----          -----        -----
INCOME BEFORE INCOME TAX............................      13.2         20.3           15.5         20.3
INCOME TAX EXPENSE..................................      (5.3)        (8.0)          (6.2)        (7.9)
                                                         -----        -----          -----        -----

NET INCOME .........................................       7.9 %       12.3 %          9.3 %       12.4 %
                                                         =====        =====          =====        =====


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Revenues. Total revenues were $36.3 million for the three months ended June 30, 1999 compared to $21.0 million for the three months ended June 30, 1998, an increase of $15.3 million or 73%. Outsourcing services revenues were $27.3 million for the three months ended June 30, 1999 compared to $11.4 million for the three months ended June 30, 1998, an increase of $15.9 million or 139%. The growth in outsourcing services revenues is due primarily to: (i) the Company performing outsourcing services under a policy and claims administration agreement with Arrowhead General Insurance Agency, Inc. ("Arrowhead") entered into effective December 1, 1998, (ii) outsourcing services performed under a policy and claims administration agreement with The Robert Plan entered into effective April 1, 1999, (iii) outsourcing services performed under a policy and claims administration agreement with Island Group entered into effective June 1, 1999, and (iv) outsourcing services performed under seven other outsourcing contracts entered into after June 30, 1998. Software and software services revenues were $8.3 million for the three months ended June 30, 1999 compared to $8.9 million for the three months ended June 30, 1998, a decrease of $600,000 or 7%. The decrease in software and software services revenues is primarily attributable to fewer in-process installations of the Windows into Property and Casualty System ("WPC") and other software productivity tools, resulting in lower license fee revenues.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $24.6 million for the three months ended June 30, 1999 compared to $11.2 million for the three months ended June 30, 1998, an increase of $13.4 million or 120%. Cost of outsourcing services was $18.7 million for the three months ended June 30, 1999 compared to $5.9 million for the three months ended June 30, 1998, an increase of $12.8 million or 217%. This increase is primarily attributable to costs associated with the performance of services under the outsourcing contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 69% for the three months ended June 30, 1999 from 51% for the three months ended June 30, 1998. This increase is a result of increased staffing and equipment to support the growth of the outsourcing division, and lower operating margins during the initial phases of the new outsourcing contracts described above. Cost of software and software services was $5.5 million for the three months ended June 30, 1999 compared to $4.8 million for the three months ended June 30, 1998, an increase of $700,000 or 15%. This increase is primarily attributable to the costs associated with an increase in consulting services, which comprised a larger proportion of total software revenues during the three months ended June 30, 1999 compared to prior periods. Cost of software and software services as a percentage of software and software services revenues increased to 66% for the three months ended June 30, 1999 from 54% for the three months ended June 30, 1998, as a result of the change in the software revenue mix described above as well as a decrease in the productivity of software personnel.

         Selling, General and Administrative. Selling, general and administrative expenses were $4.2 million for the three months ended June 30, 1999 compared to $3.8 million for the three months ended June 30, 1998, an increase of $400,000 or 11%. This increase is primarily due to additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth. Selling, general and administrative expenses as a percentage of total revenues decreased to 11% for the three months ended June 30, 1999 from 18% for the three months ended June 30, 1998. This decrease is due to the increased revenue base over which to spread these costs.

         Research and Development. Research and development expense remained stable at $680,000 for the three months ended June 30, 1999 compared to $676,000 for the three months ended June 30, 1998. This expense is comprised primarily of personnel, equipment and occupancy costs related to software development. Research and development expense for the three months ended June 30, 1999 and 1998 is net of capitalized software development costs of approximately $440,000 and $486,000, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was $2.5 million for the three months ended June 30, 1999 compared to $1.4 million for the three months ended June 30, 1998, an increase of approximately $1.1 million or 79%. This increase is primarily attributable to: (i) amortization of goodwill and depreciation on fixed assets recorded in connection with the acquisition of the outstanding capital stock of Arrow Claims Management, Inc. and certain assets of Arrowhead General Insurance Agency, Inc., on December 1, 1998 (the "Arrowhead Acquisition"), (ii) amortization of goodwill recorded in connection with the Robert Plan Acquisition, and (iii) amortization of goodwill recorded in connection with the Island Group Acquisition, and (iv) acquisitions of additional property and equipment since June 30, 1998 as a result of the expansion in infrastructure to support the Company's growth.

         Nonrecurring Operating Expenses. In the purchase price allocation of the acquisition of the outstanding stock of Paragon Interface, Inc. on April 28, 1998 (the "Paragon Acquisition"), $500,000 was assigned to in-process research and development. This amount, which is not deductible for tax purposes, was charged to operations in April 1998.

         Other Income. Other income, consisting principally of investment income, decreased to $413,000 for the three months ended June 30, 1999 from $859,000 for the three months ended June 30, 1998. The decrease of $446,000, or 52%, is due to a decrease in cash equivalents and investments primarily as a result of the Arrowhead Acquisition, the Robert Plan Acquisition and the Island Group Acquisition.

         Net Income. Net income was $2.9 million, or $.14 per diluted share ($.15 per basic share), for the three months ended June 30, 1999 compared to net income of $2.6 million, or $.13 per diluted share ($.14 per basic share), for the three months ended June 30, 1998. Excluding the impact on net income resulting from the $500,000 write-off of purchased research and development associated with the Paragon Acquisition, net income would have been $3.1 million, or $.15 per diluted share ($.17 per basic share), for the three months ended June 30, 1998.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Revenues. Total revenues were $67.6 million for the six months ended June 30, 1999 compared to $39.3 million for the six months ended June 30, 1998, an increase of $28.3 million or 72%. Outsourcing services revenues were $47.9 million for the six months ended June 30, 1999 compared to $21.5 million for the six months ended June 30, 1998, an increase of $26.4 million or 123%. The growth in outsourcing services revenues is due primarily to: (i) the Company performing outsourcing services under a policy and claims administration agreement with Arrowhead entered into effective December 1, 1998, (ii) outsourcing services performed under a policy and claims administration agreement with The Robert Plan entered into effective April 1, 1999, (iii) outsourcing services performed under a policy and claims administration agreement with Island Group entered into effective June 1, 1999, and (iv) outsourcing services performed under seven other outsourcing contracts entered into after June 30, 1998. Software and software services revenues were $18.5 million for the six months ended June 30, 1999 compared to $16.5 million for the six months ended June 30, 1998, an increase of $2.0 million or 12%. The increase in software and software services revenues is primarily attributable to more installations of WPC systems and other software productivity tools during early 1999, resulting in increased services and license fee revenues.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $43.1 million for the six months ended June 30, 1999 compared to $21.3 million for the six months ended June 30, 1998, an increase of $21.8 million or 102%. Cost of outsourcing services was $31.9 million for the six months ended June 30, 1999 compared to $11.5 million for the six months ended June 30, 1998, an increase of $20.4 million or 177%. This increase is primarily attributable to costs associated with the performance of services under the outsourcing contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 67% for the six months ended June 30, 1999 from 53% for the six months ended June 30, 1998. This increase is a result of increased staffing and equipment to support the growth of the outsourcing division, and lower operating margins during the initial phases of the new outsourcing contracts described above. Cost of software and software services was $10.5 million for the six months ended June 30, 1999 compared to $8.9 million for the six months ended June 30, 1998, an increase of $1.6 million or 18%. This increase is primarily attributable to the costs associated with an increase in consulting services related to the software installations described above. Cost of software and software services as a percentage of software and software services revenues increased to 57% for the six months ended June 30, 1999 from 54% for the six months ended June 30, 1998, due to a decrease in the productivity of software personnel.

         Selling, General and Administrative. Selling, general and administrative expenses were $8.6 million for the six months ended June 30, 1999 compared to $7.1 million for the six months ended June 30, 1998, an increase of $1.5 million or 21%. This increase is primarily due to additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth. Selling, general and administrative expenses as a percentage of total revenues decreased to 13% for the six months ended June 30, 1999 from 18% for the six months ended June 30, 1998. This decrease is due to the increased revenue base over which to spread these costs.

         Research and Development. Research and development expense was $1.7 million for the six months ended June 30, 1999 compared to $1.1 million for the six months ended June 30, 1998, an increase of $600,000 or 55%. This increase is primarily due to increased personnel expanding the functionality of current software products. This expense is comprised primarily of personnel, equipment and occupancy costs related to software development. Research and development expense for the six months ended June 30, 1999 and 1998 is net of capitalized software development costs of approximately $936,000 and $964,000, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was $4.6 million for the six months ended June 30, 1999 compared to $2.6 million for the six months ended June 30, 1998, an increase of approximately $2.0 million or 77%. This increase is primarily attributable to: (i) amortization of goodwill and depreciation on fixed assets recorded in connection with the Arrowhead Acquisition, (ii) amortization of goodwill recorded in connection with the Robert Plan Acquisition, (iii) amortization of goodwill recorded in connection with the Island Group Acquisition, and (iv) acquisitions of additional property and equipment since June 30, 1998 as a result of the expansion in infrastructure to support the Company's growth.

         Nonrecurring Operating Expenses. In the purchase price allocation of the Paragon Acquisition, $500,000 was assigned to in-process research and development. This amount, which is not deductible for tax purposes, was charged to operations in April 1998.

         Other Income. Other income, consisting principally of investment income, decreased to $860,000 for the six months ended June 30, 1999 from $1.3 million for the six months ended June 30, 1998. The decrease of $400,000, or 31%, is due to a decrease in cash equivalents and investments primarily as a result of the Arrowhead Acquisition, the Robert Plan Acquisition and the Island Group Acquisition.

         Net Income. Net income was $6.3 million, or $.31 per diluted share ($.33 per basic share), for the six months ended June 30, 1999 compared to net income of $4.9 million, or $.26 per diluted share ($.29 per basic share), for the six months ended June 30, 1998. Excluding the impact on net income resulting from the $500,000 write-off of purchased research and development associated with the Paragon Acquisition, net income would have been $5.4 million, or $.29 per diluted share ($.32 per basic share), for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and investments were $35.5 million as of June 30, 1999 compared to $48.1 million as of December 31, 1998, a decrease of $12.6 million. Net cash provided by operating activities was $9.0 million for the six months ended June 30, 1999 compared to net cash provided by operating activities of $4.9 million for the six months ended June 30, 1998. For the six months ended June 30, 1999, cash flow provided by operating activities included depreciation and amortization expense of $4.6 million and increases in accrued expenses and unearned revenue of approximately $6.3 million and $3.5 million, respectively, which were offset by an increase in accounts receivable of $9.8 million and an increase in unbilled receivables of $3.2 million. Net cash used in investing activities was $16.1 million for the six months ended June 30, 1999, which is primarily attributable to costs associated with the Robert Plan Acquisition and the Island Group Acquisition. Net cash provided by financing activities was $306,000 for the six months ended June 30, 1999, primarily attributable to proceeds from exercises under stock plans.

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

         In the normal course of business, INSpire provides software, software services and outsourcing services in advance of receiving payment for such products and services. Customers are invoiced in accordance with the terms of their contracts with the Company. As of June 30, 1999, approximately $4.8 million of the total balance of accounts receivable resulted from invoices outstanding more than 180 days. These invoices relate primarily to six software customers. The Company is vigorously pursuing collection of these amounts. There can be no assurance that the Company will be able to collect all amounts due, and a significant write-off of uncollectible accounts receivable could have a material adverse effect on the financial condition and results of operations of the Company. Management is presently assessing the likelihood that any write-off of uncollectible accounts receivable will materially exceed the Company's allowance for doubtful accounts.

YEAR 2000 ISSUES

         The Company is continuing its assessment of Year 2000 issues and taking steps to prevent these issues from adversely affecting its future operating results. This readiness process includes, but is not limited to, preparing an inventory of potential Year 2000 issues, determining functions affected, performing remediation as necessary, developing testing and recording results. In its assessment of Year 2000 issues, the Company is specifically focusing on its software applications and associated software products, hardware, facilities, communications equipment and security systems. There can be no assurance that these items will be Year 2000 compliant by December 31, 1999. If any of these items are not Year 2000 compliant by December 31, 1999, then Year 2000 issues could have a material adverse effect on the financial condition and results of operations of INSpire.

         Current versions of INSpire's software applications have been tested and verified to be Year 2000 compliant. Prior versions of the Company's software applications, however, which have been licensed to software customers and used in providing services to outsourcing customers, may not be Year 2000 compliant. Software customers have been notified of the availability of Year 2000 compliant versions of the Company's software applications. Testing and remediation of INSpire's software applications used in providing outsourcing services is expected to be completed by December 31, 1999.

         The Company has made upgrades to its facilities, communications equipment, and security systems that, it believes, will make them completely operational after December 31, 1999. During 1997 and 1998, the Company implemented financial and human resources systems that are designed to be Year 2000 compliant. A major effort is underway to upgrade the desktop hardware and client/server hardware and software used throughout the Company's internal operations. The prioritization of hardware and software replacements or upgrades is anticipated to be completed before December 31, 1999, and contingency plans will be developed beginning October 1, 1999 for any hardware or software used in the Company's internal operations that may not be replaced or upgraded prior to December 31, 1999.

         In addition to evaluating its own systems for Year 2000 compliance, the Company is also communicating with its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and the extent to which any products purchased by or from, or internal systems of, such entities are vulnerable to Year 2000 issues. Major suppliers of products and services have been contacted to determine their Year 2000 status, and most have provided positive responses regarding their Year 2000 compliance. There can be no assurance that such entities, or interfaces with or products purchased from such entities, will not be vulnerable to Year 2000 issues or that such vulnerability will not have a material adverse effect on the financial condition or results of operations of INSpire.

         Total costs associated with the Company's Year 2000 readiness process, consisting of both internal and external resources, are expected to range between $2.5 and $3.0 million. The Company anticipates financing these costs with cash generated from operations. The originally scheduled completion date for the Company's Year 2000 readiness process was June 30, 1999, but INSpire has not yet fully concluded its Year 2000 assessment and remediation efforts. These continuing efforts have exposed additional Year 2000 issues, which are being addressed, but the estimated time to complete assessment, testing and remediation has been delayed to December 31, 1999. INSpire is developing contingency plans if it finds that, through compliance testing, any of its applications, products, hardware, facilities, communication equipment or security systems are not Year 2000 compliant or that any of its significant suppliers or customers are significantly vulnerable to Year 2000 issues, and that such noncompliance or vulnerability cannot be remedied in a timely manner.

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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 1999.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time the Company receives various claims incidental to its business, including claims alleging breaches of warranty, breach of contract, deceptive trade practices and similar claims under license agreements and other agreements with customers of the Company. Such claims include a lawsuit filed by a former customer of the Company seeking recovery of approximately $696,000 previously paid to the Company, damages in excess of $1,000,000, a judgment that approximately $1,106,000 invoiced to such customer is not owed and treble damages and attorney fees. The Company intends to vigorously defend this lawsuit. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

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

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re:  Unaudited Interim Financial Information.

         27.1     Financial Data Schedule (EDGAR version only).

         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.


                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 1999

                          INSPIRE INSURANCE SOLUTIONS, INC.



                          /s/ F. GEORGE DUNHAM, III
                          -----------------------------------------------------
                          F. George Dunham, III
                          Chief Executive Officer, Chairman and Director



                          /s/ KENNETH J. MEISTER
                          -----------------------------------------------------
                          Kenneth J. Meister
                          Executive Vice President and Chief Financial
                          Officer

                                INDEX TO EXHIBIT

EXHIBIT NO.       DESCRIPTION
-----------       -----------

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
