Form 10-Q
period 1999-09-30
INSPIRE INSURANCE SOLUTIONS INC
filed 1999-11-15
CIK 1042051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended..........................September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ......................to.....................

Commission file number ............................................000-23005

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

Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999: 18,998,270

                                     INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I  - FINANCIAL INFORMATION....................................................................      1

Item 1.   Financial Statements.....................................................................      1

          Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited)
          and December 31, 1998....................................................................      1

          Condensed Consolidated Statements of Operations (unaudited) for the
          three months and nine months ended September 30, 1999 and 1998...........................      2

          Condensed Consolidated Statements of Cash Flows (unaudited) for the
          nine months ended September 30, 1999 and 1998............................................      3

          Notes to Condensed Consolidated Financial Statements (unaudited).........................      4

          Independent Accountants' Report..........................................................      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................................................      8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................     15


PART II - OTHER INFORMATION........................................................................     15

Item 1.   Legal Proceedings........................................................................     15

Item 6.   Exhibits and Reports on Form 8-K.........................................................     16


Signatures.........................................................................................     16

PART I  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INSPIRE INSURANCE SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     September 30,     December 31,
                                                                         1999               1998
                                                                     -------------     -------------
                                                                      (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................    $  12,789,520     $  27,599,967
  Investments ...................................................       16,808,263        20,494,443
  Accounts receivable, net ......................................       20,111,367        18,601,724
  Unbilled receivables ..........................................        7,618,908         5,751,405
  Income taxes receivable .......................................        6,652,181         1,830,868
  Deferred income taxes .........................................        5,792,148         1,176,686
  Prepaid expenses and other current assets .....................        2,086,478         1,528,580
                                                                     -------------     -------------
     Total current assets .......................................       71,858,865        76,983,673
Property and equipment, net (accumulated depreciation
  1999 $16,518,850;  1998 $13,679,322) ..........................       12,695,837        11,824,787
Intangibles and other assets, net ...............................       50,946,524        43,999,890
                                                                     -------------     -------------
TOTAL ...........................................................    $ 135,501,226     $ 132,808,350
                                                                     =============     =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..............................................    $   1,901,773     $   1,386,440
  Accrued payroll and compensation ..............................          831,157           632,691
  Other accrued expenses ........................................       16,851,320         2,455,309
  Unearned revenue ..............................................        4,642,996         1,831,406
  Deferred compensation .........................................        1,321,493         1,907,389
  Current portion of long-term debt .............................          296,813           383,402
                                                                     -------------     -------------
     Total current liabilities ..................................       25,845,552         8,596,637
Deferred compensation ...........................................          489,201           260,047
Deferred income taxes ...........................................               --         3,606,945

Commitments and contingencies (Note 3) ..........................               --                --

SHAREHOLDERS' EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares
  authorized, none issued and outstanding .......................               --                --
Common stock, $.01 par value, 50,000,000 shares
  authorized and 18,998,270 issued and outstanding in
  1999; 18,685,813 shares issued and outstanding in 1998 ........          189,983           186,858
Additional paid-in capital ......................................      111,612,790       108,710,195
Retained earnings (accumulated deficit) .........................       (2,636,300)       11,447,668
                                                                     -------------     -------------
    Total shareholders' equity ..................................      109,166,473       120,344,721
                                                                     -------------     -------------
TOTAL ...........................................................    $ 135,501,226     $ 132,808,350
                                                                     =============     =============


     See accompanying notes to condensed consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 Three months ended                  Nine months ended
                                                                    September 30,                      September 30,
                                                           -------------------------------     -------------------------------
                                                               1999              1998              1999              1998
                                                           -------------     -------------     -------------     -------------
REVENUES:
  Outsourcing services ................................    $  31,452,660     $  13,314,284     $  79,332,868     $  34,846,030
  Software and software services ......................        5,556,786         8,346,946        24,074,893        24,863,884
  Other ...............................................          342,652           422,941         1,576,093         1,690,662
                                                           -------------     -------------     -------------     -------------
      Total revenues ..................................       37,352,098        22,084,171       104,983,854        61,400,576
                                                           -------------     -------------     -------------     -------------
EXPENSES:
  Cost of outsourcing services, net ...................       24,653,267         5,704,613        56,557,416        17,206,778
  Cost of software and software services, net .........        5,145,146         5,457,918        15,564,577        14,379,706
  Cost of other revenues ..............................          199,508           284,280           938,175         1,150,078
  Selling, general and administrative .................        5,595,380         4,013,921        14,194,456        10,944,537
  Research and development, net .......................        1,109,386           796,921         2,767,987         1,895,486
  Depreciation and amortization .......................        2,399,352         1,634,938         7,036,084         4,270,524
  Purchased research and development ..................               --                --                --           500,000
  Bad debts ...........................................       10,847,828            30,000        10,932,634           150,000
  Litigation ..........................................        1,229,442                --         1,229,442                --
  Intangible assets impairment ........................       16,756,701                --        16,756,701                --
  Other ...............................................          804,000                --           804,000                --
                                                           -------------     -------------     -------------     -------------
      Total expenses ..................................       68,740,010        17,922,591       126,781,472        50,497,109
                                                           -------------     -------------     -------------     -------------
OPERATING INCOME (LOSS) ...............................      (31,387,912)        4,161,580       (21,797,618)       10,903,467
OTHER INCOME (EXPENSE):
  Interest income .....................................          298,229           829,269         1,171,841         2,127,437
  Interest expense ....................................             (610)           (8,966)          (14,150)          (48,750)
                                                           -------------     -------------     -------------     -------------
      Total other income ..............................          297,619           820,303         1,157,691         2,078,687
                                                           -------------     -------------     -------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES .....................      (31,090,293)        4,981,883       (20,639,927)       12,982,154
INCOME TAX BENEFIT (EXPENSE) ..........................       10,736,105        (1,743,656)        6,555,959        (4,853,510)
                                                           -------------     -------------     -------------     -------------

NET INCOME (LOSS) .....................................    $ (20,354,188)    $   3,238,227     $ (14,083,968)    $   8,128,644
                                                           =============     =============     =============     =============

NET INCOME (LOSS) PER SHARE (BASIC) ...................    $       (1.07)    $         .18     $        (.74)    $         .47
                                                           =============     =============     =============     =============

NET INCOME (LOSS) PER SHARE (DILUTED) .................    $       (1.07)    $         .16     $        (.74)    $         .42
                                                           =============     =============     =============     =============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (BASIC) ...................................       18,992,939        18,358,416        18,907,489        17,370,488
                                                           =============     =============     =============     =============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (DILUTED) .................................       19,890,862        20,353,515        20,208,797        19,372,827
                                                           =============     =============     =============     =============


     See accompanying notes to condensed consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                      Nine months ended
                                                                        September 30,
                                                                ------------------------------
                                                                    1999             1998
                                                                ------------     ------------
OPERATING ACTIVITIES:
  Net income (loss) ........................................    $(14,083,968)    $  8,128,644
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization ..........................       7,036,084        4,270,524
    Deferred income tax ....................................      (5,532,845)              --
    Bad debts ..............................................      10,847,828          150,000
    Purchased research and development .....................              --          500,000
    Intangible assets impairment ...........................      16,756,701               --
  Changes in operating assets and liabilities:
    Accounts receivable ....................................     (12,357,471)      (2,860,796)
    Unbilled receivables ...................................      (1,867,503)              --
    Prepaid expenses and other current assets ..............        (557,898)      (3,407,666)
    Other assets ...........................................        (575,550)        (139,317)
    Accounts payable .......................................         515,333         (192,365)
    Accrued payroll and compensation .......................         198,466          223,541
    Other accrued expenses .................................      11,796,009          381,848
    Unearned revenue .......................................       2,811,590       (3,119,717)
    Income taxes receivable ................................      (6,246,315)       2,040,313
    Deferred compensation ..................................         476,322         (216,891)
                                                                ------------     ------------
Net cash provided by operating activities ..................       9,216,783        5,758,118
                                                                ------------     ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment, net .................      (3,710,578)      (6,117,361)
  Sale (purchase) of investments ...........................       3,686,180      (15,603,278)
  Capitalized research and development costs ...............      (1,230,408)      (1,510,926)
  Acquisition of subsidiary, net of cash acquired ..........              --       (4,237,161)
  Contract acquisition costs ...............................     (18,949,895)              --
  Capitalized implementation costs .........................      (4,544,038)              --
                                                                ------------     ------------
Net cash used in investing activities ......................     (24,748,739)     (27,468,726)
                                                                ------------     ------------

FINANCING ACTIVITIES:
  Proceeds from borrowings .................................         296,813               --
  Repayment of borrowings ..................................        (383,402)        (946,622)
  Issuance of common stock, net of issuance costs paid .....              --       52,877,321
  Proceeds from exercises under stock plans, net ...........         808,098          388,173
                                                                ------------     ------------
Net cash provided by financing activities ..................         721,509       52,318,872
                                                                ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......     (14,810,447)      30,608,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........      27,599,967       28,039,323
                                                                ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................    $ 12,789,520     $ 58,647,587
                                                                ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid ............................................    $     14,150     $     48,750
                                                                ============     ============
  Income taxes paid ........................................    $  5,050,750     $  2,642,173
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

         The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K (File No. 000-23005).

         Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         Net Income (Loss) Per Share - Net income (loss) per share of the Company is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share considers the impact of potential common shares, unless the inclusion of the potential common shares would have an anti-dilutive effect. The weighted average number of shares (basic) was 18,992,939 and 18,358,416 for the three months ended September 30, 1999 and 1998, respectively and 18,907,489 and 17,370,488 for the nine months ended September 30, 1999 and 1998, respectively. The weighted average number of shares (diluted) was 19,890,862 and 20,353,515 for the three months ended September 30, 1999 and 1998, respectively and 20,208,797 and 19,372,827 for the nine months ended September 30, 1999 and 1998, respectively. The weighted average number of shares amounts have been adjusted to reflect all stock splits in the form of stock dividends.

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

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

2.   RELATED PARTY TRANSACTIONS

         The Company provides outsourcing services and software and software services to The Millers Insurance Company ("Millers Insurance") (formerly The Millers Mutual Fire Insurance Company), a shareholder of the Company, and The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, under the terms of various agreements. For the nine months ended September 30, 1999 and 1998, under such agreements, the Company earned total fees of approximately $19,775,000 and $18,370,000, respectively.

         Effective January 1, 1998, the Company and Millers Insurance entered into an agreement whereby the Company provides benefits administration services to Millers Insurance and Millers Casualty for a monthly fee of $15,000. Total fees earned under this agreement were $135,000 for each of the nine month periods ending September 30, 1999 and 1998. The Company expects to terminate this agreement effective November 30, 1999.

         The Company incurred rental expenses to Millers Insurance for office space totaling approximately $236,600 for the nine month period ended September 30, 1998. In November 1998, Millers Insurance sold the building in which INSpire's headquarters is located to a partnership which is 100% owned by members of the Company's Board of Directors and the Company's chief executive officer. For the nine month period ended September 30, 1999, INSpire incurred approximately $577,000 of rental expense under this agreement. Millers Insurance currently occupies approximately 22% of the building in which INSpire's headquarters is located. Millers Insurance is expected to vacate the building effective November 30, 1999, after which time the Company will incur additional rental expense for the portion of the building previously occupied by Millers Insurance.

         There was a net receivable due from Millers Insurance of approximately $4.2 million as of September 30, 1999 and $2.0 million as of December 31, 1998.

         Effective September 13, 1999, F. George Dunham, III, the Company's Chief Executive Officer and Chairman of the Board, was elected interim Chief Executive Officer of both Millers Insurance and Millers Casualty. Mr. Dunham has served as Chairman of the Board of Directors of Millers Insurance and Millers Casualty since October 1998, and was Vice Chairman of the Board of both companies from June 1997 to October 1998. Mr. Dunham previously served as President and Chief Executive Officer of Millers Insurance and Millers Casualty from 1994 to 1997.

3.   COMMITMENTS AND CONTINGENCIES

         From time to time the Company receives various claims incidental to its business, including claims alleging breach of warranty, breach of contract, deceptive trade practices and similar claims under license agreements and other agreements with customers of the Company. Such claims include a lawsuit filed by a former customer of the Company seeking recovery for an amount of at least approximately $696,000 previously paid to the Company, damages in excess of $1.0 million, a declaratory judgment that approximately $1.1 million invoiced to such customer is not owed and treble damages and attorney fees. The Company intends to vigorously defend this lawsuit, and has filed a counterclaim seeking recovery of approximately $1.1 million invoiced to such customer and attorney fees. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for the Windows into Property and Casualty System and other software products, and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that the Company did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by INSpire's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. The Company intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America, and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

4.   INTANGIBLE ASSETS IMPAIRMENT

         The Company recognized an impairment charge in September 1999 of $16.8 million for certain intangible assets, including a substantial portion of the goodwill and software acquired in the purchases of Strategic Data Systems, Inc. in March 1997 and Paragon Interface, Inc. in April 1998, the software license associated with the Company's agreement with Cover-All Systems, Inc. entered into in October 1997, and internally capitalized software development costs. The Company periodically evaluates the carrying value of intangible assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between net book value and estimated discounted future cash flows, and is charged to expense in the period identified. The impairment charge was necessitated by the Company's determination, based on recent operating results, that the future expected sales and cash flows from the Company's software operations would be significantly lower than previously expected.

                        INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas


         We have reviewed the accompanying condensed consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of September 30, 1999, and the related condensed consolidated statements of operations for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998, and condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
October 20, 1999

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:


                                                          Three months ended             Nine months ended
                                                             September 30,                  September 30,
                                                      --------------------------     --------------------------
                                                         1999            1998           1999            1998
                                                      ----------      ----------     ----------      ----------
REVENUES:
  Outsourcing services ...........................          84.2%           60.3%          75.6%           56.8%
  Software and software services .................          14.9            37.8           22.9            40.4
  Other ..........................................           0.9             1.9            1.5             2.8
                                                      ----------      ----------     ----------      ----------
       Total revenues ............................         100.0           100.0          100.0           100.0
                                                      ----------      ----------     ----------      ----------
EXPENSES:
  Cost of outsourcing services, net ..............          66.0            25.9           53.9            28.0
  Cost of software and software services, net ....          13.8            24.7           14.8            23.4
  Cost of other revenues .........................           0.5             1.3            0.9             1.9
  Selling, general and administrative ............          15.0            18.2           13.5            17.8
  Research and development, net ..................           3.0             3.6            2.6             3.1
  Depreciation and amortization ..................           6.4             7.4            6.7             7.0
  Purchased research and development .............           0.0             0.0            0.0             0.8
  Bad debts ......................................          29.0             0.1           10.4             0.2
  Litigation .....................................           3.3             0.0            1.2             0.0
  Intangible assets impairment ...................          44.9             0.0           16.0             0.0
  Other ..........................................           2.1             0.0            0.8             0.0
                                                      ----------      ----------     ----------      ----------
       Total expenses ............................         184.0            81.2          120.8            82.2
                                                      ----------      ----------     ----------      ----------
OPERATING INCOME (LOSS) ..........................         (84.0)           18.8          (20.8)           17.8
OTHER INCOME .....................................           0.8             3.8            1.1             3.3
                                                      ----------      ----------     ----------      ----------
INCOME (LOSS) BEFORE INCOME TAX ..................         (83.2)           22.6          (19.7)           21.1
INCOME TAX BENEFIT (EXPENSE) .....................          28.7            (7.9)           6.3            (7.9)
                                                      ----------      ----------     ----------      ----------

NET INCOME (LOSS) ................................         (54.5)%          14.7%         (13.4)%          13.2%
                                                      ==========      ==========     ==========      ==========

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Revenues. Total revenues were $37.4 million for the three months ended September 30, 1999 compared to $22.1 million for the three months ended September 30, 1998, an increase of $15.3 million or 69%. Outsourcing services revenues were $31.5 million for the three months ended September 30, 1999 compared to $13.3 million for the three months ended September 30, 1998, an increase of $18.2 million or 137%. The growth in outsourcing services revenues is due primarily to: (i) the Company performing outsourcing services under a policy administration agreement with Arrowhead General Insurance Agency, Inc. ("Arrowhead") entered into effective December 1, 1998 and the Company's subsidiary performing outsourcing services under a claims administration agreement with Arrowhead entered into effective December 1, 1998, (ii) the Company performing outsourcing services under a policy and claims administration agreement with The Robert Plan Corporation ("The Robert Plan") entered into effective April 1, 1999, (iii) the Company performing outsourcing services under a policy and claims administration agreement with Island Insurance Company, Ltd. ("Island Group") entered into effective June 1, 1999, and (iv) the Company performing outsourcing services under five additional outsourcing contracts entered into after September 30, 1998. Software and software services revenues were $5.6 million for the three months ended September 30, 1999 compared to $8.3 million for the three months ended September 30, 1998, a decrease of $2.7 million or 33%. The decrease in software and software services revenues is primarily attributable to fewer in-process installations of the Windows into Property and Casualty System ("WPC") and other software productivity tools, resulting in lower license fees and software services revenues.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $30.0 million for the three months ended September 30, 1999 compared to $11.4 million for the three months ended September 30, 1998, an increase of $18.6 million or 163%. Cost of outsourcing services was $24.7 million for the three months ended September 30, 1999 compared to $5.7 million for the three months ended September 30, 1998, an increase of $19.0 million or 333%. This increase is primarily attributable to costs associated with the performance of the outsourcing services under the contracts described above. Cost of outsourcing services for the three months ended September 30, 1999 was also impacted by Year 2000 remediation expenses as well as various employee benefits costs related primarily to the additional employees in the facilities acquired from Arrowhead. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 78% for the three months ended September 30, 1999 from 43% for the three months ended September 30, 1998. This increase is a result of additional staffing and equipment to support the growth of the outsourcing division, and lower operating margins during the initial phases of the new outsourcing contracts described above. Cost of software and software services was $5.1 million for the three months ended September 30, 1999 compared to $5.5 million for the three months ended September 30, 1998, a decrease of $400,000 or 7%. This decrease is primarily attributable to the redeployment of software programmers to the outsourcing division to implement systems necessary to perform the outsourcing services under the contracts described above. Cost of software and software services as a percentage of software and software services revenues increased to 93% for the three months ended September 30, 1999 from 65% for the three months ended September 30, 1998 as a result of a decrease in software license fee revenues proportionate to software services revenues, as well as a decrease in the productivity of software personnel.

         Selling, General and Administrative. Selling, general and administrative expenses were $5.6 million for the three months ended September 30, 1999 compared to $4.0 million for the three months ended September 30, 1998, an increase of $1.6 million or 40%. This increase is primarily due to additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth. During the three months ended September 30, 1999, selling, general and administrative expenses included fees paid to Cochran, Caronia & Co., an investment banking firm hired by the Company to advise it on exploring strategic alternatives. Selling, general and administrative expenses for the three months ended September 30, 1999 also included a year-to-date accrual of approximately $450,000 for increased property taxes. Selling, general and administrative expenses as a percentage of total revenues decreased to 15% for the three months ended September 30, 1999 from 18% for the three months ended September 30, 1998. This decrease is due to the increased revenue base over which to spread these costs.

         Research and Development. Research and development expense increased to $1.1 million for the three months ended September 30, 1999 compared to $800,000 for the three months ended September 30, 1998, an increase of $300,000 or 38%. This increase is due to increased personnel dedicated to the development of new software products, as well as lower capitalized research and development costs. This expense is comprised primarily of personnel, equipment and occupancy costs related to software development. Research and development expense for the three months ended September 30, 1999 and 1998 is net of capitalized software development costs of approximately $294,000 and $547,000, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was $2.4 million for the three months ended September 30, 1999 compared to $1.6 million for the three months ended September 30, 1998, an increase of approximately $800,000 or 50%. This increase is primarily attributable to: (i) amortization of goodwill and depreciation on fixed assets recorded in connection with the acquisition of the outstanding capital stock of Arrow Claims Management, Inc. and certain assets of Arrowhead General Insurance Agency, Inc., on December 1, 1998 (the "Arrowhead Acquisition"), (ii) amortization of goodwill and depreciation on fixed assets recorded in connection with the acquisition of certain assets from affiliates of The Robert Plan as of April 1, 1999 (the "Robert Plan Acquisition"), (iii) amortization of goodwill recorded in connection with the acquisition of certain assets of Island Group as of June 1, 1999 (the "Island Group Acquisition"), and (iv) acquisitions of additional property and equipment since September 30, 1998 as a result of the expansion in infrastructure to support the Company's growth.

         Unusual Operating Expenses. During September 1999, the Company recognized $29.6 million in charges primarily relating to the Company's assessment of assets associated with its software business. These charges consist of: (i) $10.8 million to increase the allowance for bad debts, (ii) $1.2 million of litigation expenses, (iii) $16.8 million for the impairment of intangible assets and (iv) $804,000 in other charges.

         In the normal course of business, the Company provides software, software services and outsourcing services in advance of receiving payment for such products and services. Customers are invoiced in accordance with the terms of their contracts with the Company. During the quarter ended September 30, 1999, management took action relative to specific software installation contracts which had significant past due balances and ceased further work, pending resolution of the balances due under the terms of the contracts. The Company recognized $10.8 million of bad debts expense in September 1999. The Company is vigorously pursuing collection of these accounts. However, management assessed the likelihood as probable that these amounts would be uncollectible.

         Litigation expenses of $1.2 million include expenses associated with the collection of accounts receivable, as well as penalties or settlements to be paid in connection with various pending matters.

         The Company recognized an impairment charge of $16.8 million for certain intangible assets, including a substantial portion of the goodwill and software acquired in the purchases of Strategic Data Systems, Inc. in March 1997 (the "SDS Acquisition") and Paragon Interface, Inc. in April 1998 (the "Paragon Acquisition"), the software license associated with the Company's agreement with Cover-All Systems, Inc. entered into in October 1997 (the "Cover-All License"), and internally capitalized software development costs. The Company periodically evaluates the carrying value of intangible assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between net book value and estimated discounted future cash flows, and is charged to expense in the period identified. The impairment charge was necessitated by the Company's determination, based on recent operating results, that the future expected sales and cash flows from the Company's software operations would be significantly lower than previously expected.

         Other operating expenses of $804,000 represent the accrual of future payment obligations under operating leases for fixed assets no longer in use by the Company.

         Other Income. Other income, consisting principally of investment income, decreased to $298,000 for the three months ended September 30, 1999 from $820,000 for the three months ended September 30, 1998. The decrease of $522,000, or 64%, is due to a decrease in cash equivalents and investments primarily as a result of the cash used in the Arrowhead Acquisition, the Robert Plan Acquisition and the Island Group Acquisition.

         Net Income (Loss). Net loss was $20.4 million, or $1.07 per diluted share ($1.07 per basic share), for the three months ended September 30, 1999 compared to net income of $3.2 million, or $.16 per diluted share ($.18 per basic share), for the three months ended September 30, 1998. Excluding the impact on net income resulting from the $29.6 million nonrecurring operating expenses discussed above, net loss for the three months ended September 30, 1999 would have been $871,000 or $.05 per diluted share ($.05 per basic share).

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Revenues. Total revenues were $105.0 million for the nine months ended September 30, 1999 compared to $61.4 million for the nine months ended September 30, 1998, an increase of $43.6 million or 71%. Outsourcing services revenues were $79.3 million for the nine months ended September 30, 1999 compared to $34.8 million for the nine months ended September 30, 1998, an increase of $44.5 million or 128%. The growth in outsourcing services revenues is due primarily to: (i) the Company performing outsourcing services under a policy administration agreement with Arrowhead entered into effective December 1, 1998 and the Company's subsidiary performing outsourcing services under a claims administration agreement with Arrowhead entered into effective December 1, 1998, (ii) the Company performing outsourcing services under a policy and claims administration agreement with The Robert Plan entered into effective April 1, 1999, (iii) the Company performing outsourcing services under a policy and claims administration agreement with Island Group entered into effective June 1, 1999, and (iv) the Company performing outsourcing services under five additional outsourcing contracts entered into after September 30, 1998. Software and software services revenues were $24.1 million for the nine months ended September 30, 1999 compared to $24.9 million for the nine months ended September 30, 1998, a decrease of $800,000 or 3%. The decrease in software and software services revenues is primarily attributable to fewer in-process installations of WPC and other software productivity tools, resulting in lower license fee revenues.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $73.1 million for the nine months ended September 30, 1999 compared to $32.7 million for the nine months ended September 30, 1998, an increase of $40.4 million or 124%. Cost of outsourcing services was $56.6 million for the nine months ended September 30, 1999 compared to $17.2 million for the nine months ended September 30, 1998, an increase of $39.4 million or 229%. This increase is primarily attributable to costs associated with the performance of the outsourcing services under the contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 71% for the nine months ended September 30, 1999 from 49% for the nine months ended September 30, 1998. This increase is a result of additional staffing and equipment to support the growth of the outsourcing division, and lower operating margins during the initial phases of the new outsourcing contracts described above. Cost of software and software services was $15.6 million for the nine months ended September 30, 1999 compared to $14.4 million for the nine months ended September 30, 1998, an increase of $1.2 million or 8%. This increase is primarily attributable to the costs associated with an increase in consulting services, which comprised a larger proportion of total software revenues during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Cost of software and software services as a percentage of software and software services revenues increased to 65% for the nine months ended September 30, 1999 from 58% for the nine months ended September 30, 1998 as a result of the change in the software revenue mix described above as well a decrease in the productivity of software personnel.

         Selling, General and Administrative. Selling, general and administrative expenses were $14.2 million for the nine months ended September 30, 1999 compared to $10.9 million for the nine months ended September 30, 1998, an increase of $3.3 million or 30%. This increase is primarily due to additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth. Selling, general and administrative expenses as a percentage of total revenues decreased to 14% for the nine months ended September 30, 1999 from 18% for the nine months ended September 30, 1998. This decrease is due to the increased revenue base over which to spread these costs.

         Research and Development. Research and development expense was $2.8 million for the nine months ended September 30, 1999 compared to $1.9 million for the nine months ended September 30, 1998, an increase of $900,000 or 47%. This increase is primarily due to increased personnel expanding the functionality of current software products and developing new software products. This expense is comprised primarily of personnel, equipment and occupancy costs related to software development. Research and development expense for the nine months ended September 30, 1999 and 1998 is net of capitalized software development costs of approximately $1.2 million and $1.5 million, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was $7.0 million for the nine months ended September 30, 1999 compared to $4.3 million for the nine months ended September 30, 1998, an increase of approximately $2.7 million or 63%. This increase is primarily attributable to amortization of goodwill and depreciation on fixed assets recorded in connection with the Arrowhead Acquisition, the Robert Plan Acquisition and the Island Group Acquisition, and the acquisition of additional property and equipment since September 30, 1998 to expand infrastructure to support the Company's growth.

         Unusual Operating Expenses. During September 1999, the Company recognized $29.6 million in charges primarily relating to the Company's assessment of assets associated with its software business. These charges consist of: (i) $10.8 million to increase the allowance for bad debts, (ii) $1.2 million of litigation expenses, (iii) $16.8 million for the impairment of intangible assets and (iv) $804,000 in other charges.

         In the normal course of business, the Company provides software, software services and outsourcing services in advance of receiving payment for such products and services. Customers are invoiced in accordance with the terms of their contracts with the Company. During the quarter ended September 30, 1999, management took action relative to specific software installation contracts which had significant past due balances and ceased further work, pending resolution of the balances due under the terms of the contracts. The Company recognized $10.8 million of bad debts expense in September 1999. The Company is vigorously pursuing collection of these accounts. However, management assessed the likelihood as probable that these amounts would be uncollectible.

         Litigation expenses of $1.2 million include expenses associated with the collection of accounts receivable, as well as penalties or settlements to be paid in connection with various pending matters.

         The Company recognized an impairment charge of $16.8 million for certain intangible assets, including a substantial portion of the goodwill and software purchased in the SDS Acquisition and the Paragon Acquisition, the Cover-All License, and internally capitalized software development costs. The Company periodically evaluates the carrying value of intangible assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between net book value and estimated discounted future cash flows, and is charged to expense in the period identified. The impairment charge was necessitated by the Company's determination, based on recent operating results, that the future expected sales and cash flows from the Company's software operations would be significantly lower than previously expected.

         Other operating expenses of $804,000 represent the accrual of future payment obligations under operating leases for fixed assets no longer in use by the Company.

         In the purchase price allocation of the acquisition of the Paragon Acquisition, $500,000 was assigned to in-process research and development. This amount was charged to operations in April 1998.

         Other Income. Other income, consisting principally of investment income, decreased to $1.2 million for the nine months ended September 30, 1999 from $2.1 million for the nine months ended September 30, 1998. The decrease of $900,000, or 43%, is due to a decrease in cash equivalents and investments primarily as a result of cash used in the Arrowhead Acquisition, the Robert Plan Acquisition and the Island Group Acquisition.

         Net Income (Loss). Net loss was $14.1 million, or $.74 per diluted share ($.74 per basic share), for the nine months ended September 30, 1999 compared to net income of $8.1 million, or $.42 per diluted share ($.47 per basic share), for the nine months ended September 30, 1998. Excluding the impact on net income resulting from the $29.6 million nonrecurring operating expenses discussed above, net income for the nine months ended September 30, 1999 would have been $5.4 million or $.27 per diluted share ($.29 per basic share).Excluding the impact on net income resulting from the $500,000 write-off of purchased research and development associated with the Paragon Acquisition, net income for the nine months ended September 30, 1998 would have been $8.6 million, or $.45 per diluted share ($.50 per basic share).

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and investments were $29.6 million as of September 30, 1999 compared to $48.1 million as of December 31, 1998, a decrease of $18.5 million. Net cash provided by operating activities was $9.2 million for the nine months ended September 30, 1999 compared to net cash provided by operating activities of $5.8 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, increases in other accrued expenses and unearned revenue of approximately $11.8 million and $2.8 million, respectively, were offset by an increase in income taxes receivable of $6.2 million and increases in accounts receivable and unbilled receivables of $1.5 million and $1.9 million, respectively. Net cash used in investing activities was $24.7 million for the nine months ended September 30, 1999, which is primarily attributable to costs associated with the Robert Plan Acquisition and the Island Group Acquisition. Net cash provided by financing activities was $722,000 for the nine months ended September 30, 1999, primarily attributable to proceeds from exercises under stock plans.

         In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for WPC and other software products, and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that the Company did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by INSpire's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. The Company intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America, and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

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

YEAR 2000 ISSUES

         The Company is continuing its review of outstanding Year 2000 issues and taking steps to prevent these issues from adversely affecting its future operating results. This readiness process includes, but is not limited to, preparing an inventory of potential Year 2000 issues, determining functions affected, performing remediation as necessary, developing testing and recording results. In its assessment of Year 2000 issues, the Company is specifically focusing on its software applications and associated software products, hardware, facilities, communications equipment and security systems. The Company expects that these items will be Year 2000 compliant by December 31, 1999. If any of these items are not Year 2000 compliant by December 31, 1999, then Year 2000 issues could have a material adverse effect on the Company's financial condition, cash flows or results of operations.

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

         The Company has made upgrades to its facilities, communications equipment, and security systems that, management believes, will make them completely operational after December 31, 1999. During 1997 and 1998, the Company implemented financial and human resources systems that are designed to be Year 2000 compliant. A major effort is underway to upgrade the desktop hardware and client/server hardware and software used throughout the Company's internal operations. The prioritization of hardware and software replacements or upgrades is anticipated to be completed before December 31, 1999, and contingency plans will be completed by November 30, 1999 for any hardware or software used in the Company's internal operations that may not be replaced or upgraded prior to December 31, 1999.

         In addition to evaluating its own systems for Year 2000 compliance, the Company is also communicating with its significant suppliers and customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and the extent to which any products purchased by or from, or internal systems of, such entities are vulnerable to Year 2000 issues. Major suppliers of products and services have been contacted to determine their Year 2000 status, and most have provided positive responses regarding their Year 2000 compliance. There can be no assurance that such entities, or interfaces with or products purchased from such entities, will not be vulnerable to Year 2000 issues or that such vulnerability will not have a material adverse effect on the Company's financial condition, cash flows or results of operations.

         Total costs associated with the Company's Year 2000 readiness process, consisting of both internal and external resources, are expected to range between $2.5 and $3.0 million. The Company anticipates financing these costs with cash generated from operations. The originally scheduled completion date for the Company's Year 2000 readiness process was June 30, 1999, but INSpire has not yet fully concluded its Year 2000 remediation efforts. These continuing efforts have exposed additional Year 2000 issues, which are being addressed, but the estimated time to complete assessment, testing and remediation has been delayed to December 12, 1999. INSpire is developing contingency plans for business continuation and enhanced client support in case Year 2000 issues arise during late 1999 or early 2000.

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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Report on Form 10-Q contains or may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, including but not limited to statements made under "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future results and operations of the Company, and which may be indicated by words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, are "forward-looking statements." Actual results could differ materially from those contemplated by the "forward-looking statements" as a result of certain factors, including but not limited to difficulties associated with growth, the Company's dependence on major customers and limited operating history, technological change, competitive factors and pricing pressures, product development risks, changes in legal and regulatory requirements, and general economic conditions. Such statements reflect the current views of the Company and its management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral "forward-looking statements" attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 1999.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time the Company receives various claims incidental to its business, including claims alleging breach of warranty, breach of contract, deceptive trade practices and similar claims under license agreements and other agreements with customers of the Company. Such claims include a lawsuit filed by a former customer of the Company seeking recovery for an amount of at least approximately $696,000 previously paid to the Company, damages in excess of $1.0 million, a declaratory judgment that approximately $1.1 million invoiced to such customer is not owed and treble damages and attorney fees. The Company intends to vigorously defend this lawsuit, and has filed a counterclaim seeking recovery of approximately $1.1 million invoiced to such customer and attorney fees. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         In December 1997, the Company entered into a contract with Sul America to provide a license for WPC and other software products, and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that the Company did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by INSpire's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. The Company intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America, and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

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

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re:  Unaudited Interim Financial Information.

         27.1     Financial Data Schedule (EDGAR version only).

         (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999

                                       INSPIRE INSURANCE SOLUTIONS, INC.



                                       /s/ F. GEORGE DUNHAM, III
                                       ----------------------------------
                                       F. George Dunham, III
                                       Chief Executive Officer, Chairman
                                        and Director



                                       /s/ KENNETH J. MEISTER
                                       ----------------------------------
                                       Kenneth J. Meister
                                       Executive Vice President and Chief
                                        Financial Officer

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