Form 10-K
period 1999-12-31
INSPIRE INSURANCE SOLUTIONS INC
filed 2000-03-09
CIK 1042051

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    -------

                                   FORM 10-K
            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 1, 2000, the aggregate market value of voting stock held by non-affiliates was $54,641,763.

 As of March 1, 2000, there were 18,998,270 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 2000 Annual Meeting is incorporated into Part III of this Form 10-K by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                           PAGE
                                                                           ----
FORWARD-LOOKING STATEMENTS...............................................    1

PART I...................................................................    1
  ITEM 1.    BUSINESS....................................................    1
  ITEM 2.    PROPERTIES..................................................   14
  ITEM 3.    LEGAL PROCEEDINGS...........................................   14
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15

PART II..................................................................   16
  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................   16
  ITEM 6.    SELECTED FINANCIAL DATA.....................................   16
  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................   18
  ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK........................................................   25
  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   26
  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................   27

PART III.................................................................   28
  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   28
  ITEM 11.   EXECUTIVE COMPENSATION......................................   28
  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................   28
  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   28

PART IV..................................................................   29
  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K.........................................................   29

SIGNATURES...............................................................   30

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K (including the annual report to shareholders (the "Annual Report") accompanying this Form 10-K) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report (including the Annual Report accompanying this Form 10-K), words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to INSpire Insurance Solutions, Inc. ("INSpire" or the "Company") or its management, identify forward-looking statements. These forward-looking statements are based on information currently available to INSpire's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to difficulties associated with growth, INSpire's dependence on major customers and limited operating history, technological change, competitive factors and pricing pressures, product development risks, changes in legal and regulatory requirements, general economic conditions and other factors described in "Item 1 -- Business" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements reflect the current views of INSpire's management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of INSpire. All subsequent written and oral forward-looking statements attributable to INSpire or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     INSpire is a leading provider of policy and claims administration outsourcing solutions to the property and casualty ("P&C") insurance industry. INSpire's outsourcing services, which generally are provided on a percentage of premiums written or claims paid basis, include application of underwriting and rating criteria defined by the insurer, policy issuance, policyholder mailings, customer service, billing and collections, claims adjusting and processing, and information technology ("IT") services. INSpire also provides software and software services to the P&C insurance industry. These products include policy and claims administration systems, as well as systems that increase the productivity of insurers by automating certain functions, such as workflow management, underwriting rules and guidelines, document production and rating algorithms. The Company recently decided to discontinue efforts directed toward increasing licensed software packages in order to focus on its outsourcing business. The Company will continue to utilize these systems, which run on a variety of platforms including IBM AS/400, IBM RS/6000, Windows 3.1, Windows 95 and Windows NT, to provide its outsourcing solutions and will continue to support existing software customers as needed.

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

     The P&C insurance industry is highly competitive. Insurance companies compete primarily on the basis of price, consumer satisfaction and claims paying ability. According to A.M. Best Company ("A.M. Best"), as of December 31, 1998, there were approximately 3,000 P&C insurance companies in the United States generating approximately $280 billion in annual premium revenues, of which approximately 59% were written by the top 20 insurers. Based on statistics released by A.M. Best, premium revenues for the P&C insurance industry over the past several years have been increasing approximately 3% annually.

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

     INSpire provides both policy and claims administration outsourcing services to enable customers to operate as "virtual insurance companies" allowing these customers to eliminate infrastructures necessary for such purposes. The Company believes there are significant opportunities to market its services for the following reasons:

     - Economies of Technology. The investment in information systems necessary for P&C insurers to remain competitive is often cost prohibitive, particularly for smaller companies, because of the specialized technical knowledge required to develop, install, operate and maintain sophisticated systems. INSpire's services allow insurance companies to take advantage of economies of technology by leveraging INSpire's investment in software systems and productivity tools.

     - Trend Toward Direct Sales. Many insurers of personal lines are able to reduce costs and premiums by selling policies directly to policyholders rather than through independent agents. This trend has created opportunities for INSpire to market its services to both insurers that sell directly to policyholders and those that continue to sell through independent agents. Outsourcing of the policy and claims administration functions allows insurers selling directly to customers to efficiently provide services that were traditionally performed by agents. Outsourcing also enables insurers that sell through agents to reduce administration costs to compete more effectively with insurers that sell directly to policyholders.

     - Year 2000 Issue. The Year 2000 issue manifests itself in the policy and claims administration area. The Year 2000 issue arose because, until recently, most software systems were not programmed to correctly recognize dates beyond December 31, 1999. INSpire believes that many insurance companies deferred decisions to invest in technology or consider outsourcing solutions due to concerns over the Year 2000 issue and may accelerate decisions in 2000 to outsource their policy and claims needs rather than incurring the cost of updating their old systems.

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

THE INSPIRE STRATEGY

     INSpire's objective is to become the leading provider of policy and claims administration outsourcing solutions to the P&C insurance industry. INSpire's strategy to achieve this objective involves the following elements:

     - Focused Sales Efforts. INSpire's outsourcing marketing group concentrates on marketing INSpire's claims administration, policy administration and IT services to established P&C insurance companies as well as new entrants in the P&C industry, such as banks, credit unions and other financial services companies.

     - Generate Recurring Revenues. INSpire's services generate revenues based on events that occur in the normal course of a customer's business. Policy administration services generate recurring revenues because INSpire earns a percentage of each premium written by the insurance company. Claims administration services generate recurring revenues because INSpire earns a percentage of either each claim paid or each premium earned by the insurance company.

     - Displacement Sales. INSpire intends to continue seeking opportunities to acquire existing policy and claims administration facilities and to enter into long term contracts to provide outsourcing services to the seller of such facilities or affiliates thereof. By converting these facilities onto its systems, INSpire can more efficiently administer policies and claims for such customer, thereby increasing its capacity for new business growth. INSpire utilized this strategy in 1999 when it purchased the back office assets of The Robert Plan Corporation ("The Robert Plan") and Island Insurance Company, Ltd. ("Island Group").

     - Enhance Service Capabilities. Maintaining technological leadership is critical to remaining competitive in INSpire's industry. INSpire plans to continuously enhance its systems and to develop new outsourcing services to respond to constantly changing customer requirements. In addition to developing and enhancing proprietary technologies, INSpire may enter into strategic alliances with other firms to utilize systems that complement INSpire's business. INSpire pursued this strategy in December 1999 when it entered into a strategic alliance with RTW, Inc. and Tropics Software Technologies, Inc. to provide an integrated outsourcing solution, including policy administration and case and claims management, for the workers' compensation market.

     - Pursue Strategic Acquisitions. INSpire intends to consider potential acquisition candidates that offer opportunities to increase market share and expand INSpire's line of outsourcing services.

OUTSOURCING SERVICES

     INSpire offers a range of services that are capable of providing a complete turnkey outsourcing solution to all of a P&C insurer's policy and claims administration needs. INSpire's outsourcing services include application of underwriting and rating criteria defined by the insurer, policy issuance, policyholder mailings, customer service, billing and collections, claims adjusting and processing, and IT services. The customer determines the extent to which it uses INSpire's services. A team of INSpire and customer personnel works closely together to ensure the seamless integration of the customer's outsourced and in-house activities. INSpire's outsourcing services include the following:

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

INFORMATION PROCESSING SYSTEMS AND PRODUCTIVITY TOOLS

     INSpire utilizes proprietary information processing systems and software productivity tools that automate policy and claims administration. The information processing systems are designed to run on a variety of platforms, including IBM AS/400, IBM RS/6000, Windows 3.1, Windows 95 and Windows NT. INSpire's software productivity tools add functionality and flexibility to base systems.

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

     - Software Productivity Tools

      - EmPower. EmPower is an automated workflow management system designed for the personal lines policy administration needs of P&C insurers. EmPower interfaces with PCA to provide imaging and workflow management technology. EmPower automatically processes the flow of information in a paperless environment, substantially reducing manual activities through the integration of voice, data, image and text into one system. EmPower operates in a client/server environment using Microsoft Windows.

      - Underwriting Expert System. The Underwriting Expert System ("UES") automates underwriting rules and guidelines to mirror a client's underwriting process. UES enhances consistency of review and streamlines customer service and operations departments by reducing the need for manual underwriting review. UES uses a relational database to store and report statistics concerning underwriting efficiency and results of the review process. UES operates in a client/server environment and interfaces with PCA and WPC.

      - Policy Set Production. Policy Set Production ("PSP") allows for laser quality printing of policy declarations, booklets, forms, endorsements, billing notices and letters. PSP manages the logistics of producing the appropriate documents necessary for each policyholder. PSP operates in a client/server environment and interfaces with PCA and WPC.

      - Visual Rater. Visual Rater is a productivity tool using object-oriented programming technology that allows nontechnical users to create, build, test and maintain the rating components of insurance processing. With Visual Rater's "point and click" rating construction and maintenance interface, reusable rating components become simple icons that are used as building blocks to create rating algorithms.

      - Transfluent(R). Transfluent(R) is a data translation software product that enables insurance companies to map data from external agencies to internal systems. INSpire uses it to automatically translate data from the dissimilar systems or diverse platforms of customer insurance companies into a format readable by INSpire's information processing systems.

SOFTWARE SERVICES

     Until recently, INSpire also licensed its information processing systems and productivity tools to P&C insurers. In December 1999, the Company decided to discontinue efforts directed toward increasing licensed software packages in order to focus on its outsourcing business. INSpire will continue to provide customization and maintenance services to existing software customers on a time-and-materials basis.

PRODUCT DEVELOPMENT

     The market for INSpire's services is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. INSpire's future success depends in part on its ability to enhance its existing services and develop new services to meet changing customer requirements. INSpire's development efforts focus on enhancement of information processing systems, expansion of operating system compatibility and development of new services for emerging insurance markets. In addition, INSpire has acquired new services and products through the acquisition of complementary businesses and may continue to do so in the future. Currently, major areas of development emphasis are (i) the expansion of EmPower to include claims administration and commercial lines policy administration, (ii) interfacing EmPower with WPC client/server based policy and claims administration systems, (iii) adding extensive internet functionality and (iv) the expansion of information processing systems to address additional P&C insurance markets.

     INSpire has made substantial investments in the enhancement and development of its outsourcing services and proprietary software utilized to provide those services. The Company incurred research and development costs of approximately $6.8 million in 1999, $5.0 million in 1998 and $2.0 million in 1997. INSpire currently has approximately 26 employees that perform product development and quality assurance. The Company cannot assure that it will be successful in developing and marketing new or enhanced services.

CUSTOMER SUPPORT AND OPERATIONS

     INSpire provides both policy and claims administration outsourcing and technology services at its service centers in Fort Worth, Texas; San Diego, California; Edison, New Jersey; and Honolulu, Hawaii. The Company maintains a customer service phone center for policyholders and agents five days a week. INSpire employs approximately 689 people in these service centers. INSpire also utilizes approximately 440 additional people in these service centers under the terms of various employee lease agreements. These leased personnel are expected to become INSpire employees at various times during 2000.

     INSpire provides claims administration outsourcing services at its service centers in Sacramento, California; Portland, Oregon; Phoenix, Arizona; Troy, Michigan and Tampa, Florida. INSpire employs approximately 157 people in these service centers.

     INSpire provides software services and outsourcing operations technical support at its facilities in Sheboygan, Wisconsin; Columbia, South Carolina; and Roswell, Georgia. INSpire employs approximately 268 people who provide software services and outsourcing operations technical support.

SALES AND MARKETING

     INSpire has built a seven person sales team dedicated solely to outsourcing sales. This sales team conducts strategic marketing to a target base of customers identified on the basis of detailed customer criteria developed by INSpire's marketing personnel. INSpire believes that this targeted marketing approach should increase its customer success rate and generate additional outsourcing services revenues. INSpire conducts marketing programs that include direct mail, trade shows, public relations, advertising and ongoing customer communication programs. INSpire also markets its outsourcing services through insurance brokers, industry consultants, managing general agents and reinsurers.

     When an opportunity is identified and a request for proposal is received, INSpire prepares and submits a comprehensive proposal directly to the prospective customer. The prospective customer is then invited to Fort Worth to tour INSpire's service center and discuss the customer's requirements in detail. In early 1999, the Company developed an on-site customer training room at its service center in Fort Worth that enables INSpire personnel to work with and train both prospective and current customers on INSpire's services and products. If INSpire is selected to be the outsourcing service provider, a multi-year contract is negotiated and executed. While the outsourcing sales cycle varies from customer to customer, it typically ranges from three to twelve months.

COMPETITION

     The markets for policy and claims administration and IT services are highly competitive. The policy administration and IT services outsourcing markets are dominated by a few large companies, including Policy Management Systems Corporation ("PMSC"). INSpire competes for these outsourcing customers on the basis of customer service, performance, product features and price. The claims administration outsourcing market is highly fragmented, with competition from a large number of claims administration companies of varying size as well as independent contractors. Competition in the claims administration market is principally price driven. Two of the larger competitors in this market are Lindsey Morden Claim Services Inc. and Crawford & Company, Inc.

     INSpire believes, however, that its most significant competition for outsourcing services comes from policy and claims administration and information systems development performed in-house by insurance companies. Insurers that fulfill some or all of their policy and claims administration needs in-house typically have made a significant investment in their information processing systems and may be less likely to utilize INSpire's services. In addition, insurance company personnel have a vested interest in maintaining these responsibilities in-house.

     Many of INSpire's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than INSpire, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion and sale of their services or products than INSpire and respond more quickly to emerging technologies and changes in customer requirements. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their services and products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. INSpire cannot assure that it will be able to compete successfully against current and future competitors, or that competitive pressure faced by the Company will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

CUSTOMERS

     INSpire currently provides outsourcing services to insurance companies, reinsurers and managing general agents, including The Millers Insurance Company ("Millers Insurance") (formerly The Millers Mutual Fire Insurance Company), an indirect wholly-owned subsidiary of Millers American Group, Inc. ("Millers American") that owned approximately 24% of the outstanding common stock, par value $0.01 per share (the "Common Stock"), of INSpire as of December 31, 1999, and other subsidiaries of Millers American (collectively, the "Millers Group") under the terms of various agreements. Effective December 1, 1998, INSpire entered into a ten-year agreement to provide policy administration services, and INSpire Claims Management, Inc., a wholly-owned subsidiary of INSpire ("ICM"), entered into a ten-year agreement to provide claims administration services, to Arrowhead General Insurance Agency, Inc. ("Arrowhead"), a managing general agent. INSpire also performs outsourcing services under a ten-year policy and claims administration agreement with The Robert Plan entered into effective April 1, 1999 and a ten-year policy and claims administration agreement with Island Group entered into effective June 1, 1999. INSpire believes it can continue to successfully obtain new customers with existing books of business under long term contracts by purchasing such customers' processing facilities and employees. INSpire also provides outsourcing services to Clarendon National Insurance Company ("Clarendon") through contracts with various subsidiaries of E.W. Blanch Holdings Company, Inc. ("Blanch"), and approximately 12 other customers.

     INSpire currently has approximately 50 software and software services customers. The Company intends to continue to provide services to these customers as needed but has discontinued efforts to license systems to new customers.

     The Millers Group and Clarendon accounted for approximately 20% and 7%, respectively, of INSpire's total revenues in 1999 and approximately 30% and 13%, respectively, of INSpire's total revenues in 1998. Arrowhead accounted for approximately 22% and 3% of INSpire's total revenues in 1999 and 1998, respectively. The Robert Plan and Island Group accounted for approximately 14% and 6%, respectively, of

INSpire's total revenues in 1999, despite the fact that the Company provided outsourcing services to The Robert Plan and Island Group for less than a full year in 1999. Any loss of or material decrease in the business from any of these customers could have a material adverse effect on INSpire's business, financial condition, cash flows and results of operations.

EMPLOYEES

     As of January 1, 2000, INSpire had 1,215 full-time employees, of whom seven were employed in sales and marketing functions, 68 in finance and administration, 26 in research and development, 1,058 in outsourcing operations and 56 in software services functions. INSpire also utilizes approximately 440 additional people in outsourcing operations under the terms of various employee lease agreements. These leased personnel are expected to become INSpire employees at various times during 2000. The Company's employees are not represented by any collective bargaining organization and none of its employees are covered by a collective bargaining agreement. INSpire believes that it has a good relationship with its employees.

INTELLECTUAL PROPERTY

     INSpire relies on contract rights and copyright and other intellectual property laws to protect its products, including software source code, as trade secrets and confidential proprietary information. INSpire's agreements with its current and prospective customers prohibit disclosure of INSpire's trade secrets and proprietary information to third parties without the consent of the Company and generally restrict the use of INSpire's products to the customers' operations. INSpire also informs its employees of the proprietary nature of its products and typically obtains from them agreements not to disclose trade secrets and proprietary information. Notwithstanding these restrictions, INSpire cannot assure that its competitors could not obtain unauthorized access to INSpire's software source code and other trade secrets and proprietary information. INSpire owns and uses common law trademarks, copyrights and service marks in connection with its business, most of which are not registered.

     INSpire is not engaged in any material disputes with other parties with respect to the ownership or use of INSpire's proprietary technology. The Company cannot assure however, that third parties will not assert technology infringement claims against INSpire in the future. The litigation of such claims may involve significant expense and management time. In addition, if any such claim were successful, INSpire could be required to pay monetary damages, refrain from distributing or using the alleged infringing product, or obtain a license from the party asserting the claim, which could be unavailable on commercially reasonable terms. The absence of federal or state registrations for its intellectual property could be detrimental to INSpire in any infringement litigation or other disputes regarding intellectual property.

RECENT DEVELOPMENTS

     Acquisition of Certain Assets of Freedom General Agency, Inc., Material Damage Adjustment Corporation of California, Material Damage Adjustment Corporation of Florida, The Robert Plan of California Corporation, The Robert Plan of Florida Corporation, The Robert Plan of New Jersey Corporation, Jersey Central Insurance Agency, Inc., and The Robert Plan of New York
Corporation -- INSpire entered into an asset purchase agreement (the "Robert Plan Acquisition") effective April 1, 1999, with The Robert Plan, pursuant to which INSpire agreed to acquire from The Robert Plan certain assets and employees used in the conduct of its policy and claims administration. Upon the consummation of the Robert Plan Acquisition, INSpire entered into a policy and claims administration agreement with The Robert Plan to provide certain policy and claims administration services for the so-called "voluntary" lines of automobile, homeowners and commercial automobile insurance for a period of ten years beginning April 1, 1999.

     Pending Acquisition of Certain Assets of Island Insurance Company,
Ltd. -- INSpire entered into an asset and employee transfer agreement (the "Island Acquisition") expected to close December 31, 2000, with Island Group, pursuant to which INSpire agreed to acquire from Island Group certain assets and employees used in the conduct of its policy and claims administration. In conjunction with this transaction, INSpire also entered into a transitional services and contingent transfer agreement with Island Group effective June 1, 1999 through December 31, 2000, and a policy and claims administration agreement to provide certain policy and claims administration services to Island Group for a period of ten years beginning June 1, 1999.

     Repositioning of INSpire's Core Business -- In December 1999, INSpire decided to discontinue efforts directed toward increasing licensed software packages in order to focus on its outsourcing business. Based on expected business needs resulting from this repositioning, the Company implemented management changes and reduced its workforce by approximately 100 employees effective December 31, 1999.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     INSpire's business, financial condition, cash flows and results of operations may be impacted by a number of factors, including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or INSpire's anticipated future results.

     Limited operating history and net losses. INSpire commenced operations in 1995 and has a limited operating history in the P&C insurance outsourcing business. The Company cannot assure that it will be successful in implementing its long-term operating strategy. The Company's operations generated net losses for three of the past five years. Net losses were approximately $19.7 million for the year ended December 31, 1999, $515,000 for the year ended December 31, 1996, and $1.3 million for the period from inception through December 31, 1995. INSpire cannot assure that it will be able to maintain revenue growth or that the Company will not sustain net losses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Pending Legal Proceedings. From time to time INSpire receives various claims alleging breach of warranty, breach of contract, deceptive trade practices and similar claims under license agreements and other agreements with customers of the Company. Such claims include lawsuits filed in June 1999 by Medical Mutual Insurance Company of North Carolina and November 1999 by Zurich American Insurance Company, both former customers of INSpire. In August 1999, Sul America Cia Nacional de Seguros, a former customer of the Company, demanded payment under a performance bond due to INSpire's alleged contract default, for which INSpire is potentially liable pursuant to an indemnification agreement with the surety. Since late 1999, multiple shareholder class action lawsuits have been filed against the Company, certain officers and directors of the Company, and Millers Insurance, alleging violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. An adverse determination in any of these or any future legal proceedings could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. See "Legal Proceedings."

     Fluctuations in quarterly operating results; volatility of trading price. INSpire has experienced in the past and will experience in the future quarterly variations in net revenues and net income. Thus, operating results for any particular quarter are not necessarily indicative of results for any future period. Factors that have affected quarterly operating results include: (i) the introduction of new or enhanced services and products by INSpire or its competitors, (ii) customer acceptance or rejection of new services and products,
(iii) product development expenses, (iv) the timing of new contract signings,
(v) the timing of large scale catastrophes, (vi) the volume of usage of INSpire's services, (vii) acquisitions, (viii) competitive conditions in its industry, (ix) general economic conditions and (x) the level of selling and administrative expenses. Many of these factors are beyond INSpire's control.

     The sales cycles for INSpire's services are generally between three and twelve months and subject to a number of factors beyond the Company's control. Customer decisions to enter into outsourcing services agreements may be significantly affected by their decisions to replace current systems. In addition, demand for INSpire's claims administration services fluctuates greatly depending on the concentration of large scale catastrophes, such as hurricanes. For these and other reasons, the revenues of the Company are difficult to forecast, and INSpire believes that period-to-period comparisons of results of operations are not necessarily meaningful or indicative of the results that INSpire may achieve for any subsequent quarter or fiscal year. Therefore, past operating results should not be considered a reliable indicator of future performance.

     The trading price of the Common Stock has fluctuated widely in response to variations in INSpire's quarterly operating results, changes in earnings estimates by securities analysts, changes in the Company's business and changes in general market and economic conditions. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have significantly affected the trading prices of the securities of many emerging growth companies without regard to their specific operating performance. Such market fluctuations could have a material adverse effect on the trading price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on major customers. INSpire derives a substantial portion of its revenues from outsourcing services provided to a few large customers, including Millers Group, Arrowhead, The Robert Plan, Island Group and Clarendon. In the aggregate these customers accounted for approximately 70% of the Company's total revenues in 1999 and 45% of the Company's total revenues in 1998. The Millers Group and Clarendon accounted for approximately 20% and 7%, respectively, of INSpire's total revenues in 1999 and approximately 30% and 13%, respectively, of INSpire's total revenues in 1998. Arrowhead accounted for approximately 22% and 3% of INSpire's total revenues in 1999 and 1998, respectively. The Robert Plan and Island Group accounted for approximately 14% and 6%, respectively, of INSpire's total revenues in 1999, despite the fact that the Company provided outsourcing services to The Robert Plan and Island Group for less than a full year in 1999. Any loss of or material decrease in the business from any of these customers could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. See
"Business -- Customers."

     Ability to grow and expand services. INSpire has grown rapidly since its formation. The Company's growth strategy depends on its ability to increase its share of the policy and claims administration market through the enhancement of existing services, development of new services and the marketing of its services. There can be no assurance that INSpire will have the financial, managerial, administrative, marketing or other resources necessary to achieve these objectives. The success of INSpire depends in large part on its ability to attract and retain highly skilled managerial, sales and marketing personnel. In addition, INSpire believes it may need to hire additional technical personnel to enhance and develop its services. Competition for such personnel is intense, and should INSpire be unable to hire the necessary personnel, the development and sale of new or enhanced services would likely be delayed or prevented. INSpire cannot assure that it will be able to attract, integrate and retain skilled personnel, manage its infrastructure or overcome other difficulties associated with growth. If INSpire were to encounter difficulties in implementing the expansion or development of its services, or in attracting, integrating and retaining its personnel, such difficulties could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. See "Business -- The INSpire Strategy."

     Technological change and new product development risks. The market for INSpire's services is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements. INSpire's future success depends in part on its ability to enhance its existing services and develop new services to meet changing customer requirements. The introduction of competing services or products incorporating new technologies could render some or all of INSpire's services obsolete or unmarketable. As a result, INSpire has expended substantial resources for the enhancement of its services and for product development and intends to continue to do so. The development of new or enhanced services or products results in expenditures and capital costs that may not be recovered if the service or product is unsuccessful. Development projects can be lengthy and subject to changing market requirements and unforeseen costs and delays. The failure of INSpire to develop and introduce new or enhanced services or products in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. See "Business -- Product Development."

     Competition. The markets for policy and claims administration and IT services are highly competitive. Many of INSpire's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than INSpire, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion and sale of their services or products than INSpire and respond more quickly to emerging technologies and changes in customer requirements. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their services and products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. INSpire cannot assure that it will be able to compete successfully against current and future competitors. Any competitive pressure faced by the Company could have a material adverse effect on its business, financial condition, cash flows and results of operations. See "Business -- Competition."

     Control by existing shareholder; conflicts of interest. Millers Insurance owns approximately 24% of the outstanding shares of Common Stock of the Company. As INSpire's largest shareholder, Millers Insurance is likely to be able to maintain effective control of the Company, including the ability to elect a majority of the Board of Directors. The ownership by Millers Insurance of shares of Common Stock may discourage or prevent unsolicited mergers, acquisitions, tender offers, proxy contests or changes of incumbent management, even when shareholders other than Millers Insurance consider such a transaction or event to be in their best interest. Accordingly, holders of Common Stock may be deprived of an opportunity to sell their shares at a premium over the trading price of the shares.

     Until recently, F. George Dunham, III, INSpire's Chief Executive Officer and Chairman of the Board, also served as Chairman of the Board and Chief Executive Officer of each of Millers Insurance and Millers Casualty. In January 2000, Mr. Dunham resigned from those positions with Millers Insurance and Millers Casualty. However, INSpire will continue to have a variety of contractual relationships with Millers Insurance and Millers Casualty. See the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") under the caption "Certain Transactions."

     Dependence on key personnel. INSpire's future success will depend largely on the efforts and abilities of its executive officers, including F. George Dunham, III, INSpire's Chief Executive Officer, Jeffrey W. Robinson, INSpire's President and Chief Operating Officer, and certain key technical, managerial and sales employees. The loss of Messrs. Dunham's or Robinson's services, or the services of any of INSpire's other key employees, could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. INSpire has employment agreements with Messrs. Dunham and Robinson that terminate in 2000. INSpire cannot assure that it will be successful in retaining its key personnel. See the 2000 Proxy Statement under the caption "Management."

     Risks of software defects. The sale and support of software by INSpire entails the risks of product liability and warranty claims, which could be substantial. Software products may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Any such defects in INSpire's software products could result in product liability or warranty claims, which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. INSpire's license agreements with its customers typically contain provisions designed to limit INSpire's exposure to product liability or warranty claims. These limitation of liability provisions, however, may be ineffective because of existing or future federal, state or local laws or unfavorable judicial decisions. From time to time INSpire receives various claims alleging breach of warranty, breach of contract, deceptive trade practices and similar claims under license agreements and other agreements with customers of the Company, and several such claims are currently pending. See "Legal Proceedings."

     Acquisition risks. INSpire intends to consider acquisition candidates that offer opportunities to increase market share and expand INSpire's line of outsourcing services. There can be no assurance, however, that INSpire will be able to consummate or successfully integrate future acquisitions. Acquisitions involve significant risks, including: (i) the diversion of management's time and attention to the negotiation of the acquisition and to the assimilation of the businesses acquired, (ii) the need to modify financial and other systems and add management resources, (iii) the potential liabilities of the acquired business,
(iv) unforeseen difficulties in the acquired operations, (v) the possible adverse short-term effects on INSpire's results of operations and (vi) the financial reporting effects of the amortization of goodwill and other intangible assets. Furthermore, INSpire cannot assure that any business acquired will achieve acceptable levels of revenue and profitability or otherwise perform as expected. Currently, INSpire has no arrangements or understandings with any party with respect to any future acquisition. The Company, however, continues to monitor potential acquisition opportunities. See "Business -- The INSpire Strategy."

     Reliance on information processing systems. INSpire's outsourcing services depend on its ability to store, retrieve, process and manage significant databases, and expand and upgrade periodically its information processing capabilities. INSpire's principal computer equipment and software systems are maintained at INSpire's facilities in Fort Worth, Texas; San Diego, California; Edison, New Jersey; and Honolulu, Hawaii. Interruption or loss of INSpire's information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure or damage caused by fire, tornadoes, lightning, electrical power outage or other disruption could have a material adverse effect on INSpire's business, financial condition, cash flows and results of operations. Although INSpire maintains business interruption insurance with an aggregate limit of $12.5 million per occurrence, and has entered into an agreement with International Business Machines, Inc. to provide disaster recovery services, if needed, INSpire cannot assure that such insurance or services will continue to be available at reasonable prices, cover all such losses or compensate the Company for the possible loss of customers occurring during any period that INSpire is unable to provide services. See "Business -- Customer Support and Operations."

     Dependence on proprietary rights and risks of infringement. INSpire relies on contract rights and copyright and other intellectual property laws to protect its products, including software source code, as trade secrets and confidential proprietary information. The Company's agreements with its current and prospective customers prohibit disclosure of INSpire's trade secrets and proprietary information to third parties without the consent of the Company and generally restrict the use of INSpire's products to the customers' operations. INSpire also informs its employees of the proprietary nature of its products and typically obtains from them agreements not to disclose trade secrets and proprietary information. Notwithstanding these restrictions, INSpire cannot assure that its competitors could not obtain unauthorized access to INSpire's software source code and other trade secrets and proprietary information. INSpire owns and uses common law trademarks, copyrights and service marks in connection with its business, most of which are not registered.

     INSpire is not engaged in any material disputes with other parties with respect to the ownership or use of INSpire's proprietary technology. The Company cannot assure however, that third parties will not assert technology infringement claims against the Company in the future. The litigation of such claims may involve significant expense and management time. In addition, if any such claim were successful, INSpire could be required to pay monetary damages, refrain from distributing or using the alleged infringing product, or obtain a license from the party asserting the claim, which could be unavailable on commercially reasonable terms. The absence of federal or state registrations for its intellectual property could be detrimental to INSpire in any infringement litigation or other disputes regarding intellectual property. See
"Business -- Intellectual Property."

     Government regulation. The P&C insurance industry is subject to extensive regulation by state governments. Certain aspects of INSpire's business are affected by such regulations, requiring the Company to periodically update its software to reflect changes in regulations. In addition, changes in regulations that adversely affect INSpire's existing and potential customers could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Although INSpire's services and products are not directly subject to insurance regulations in the states where INSpire currently provides them, the Company's outsourcing services may be subject to insurance regulations in states where INSpire may do business in the future. Such regulations could require INSpire to obtain a license as a managing general agent or third party administrator. INSpire cannot give any assurance with respect to the extent to which it may become subject to regulation in the future, the ability of the Company to comply with any such regulation or the cost of compliance. See "Business."

     Shares eligible for future sale. Sales of a substantial number of shares of Common Stock in the open market could adversely affect the trading price of the Common Stock. Millers Insurance currently holds 4,606,875 shares, representing approximately 24% of the outstanding shares of Common Stock. A decision by Millers Insurance to sell shares of Common Stock could adversely affect the trading price of the Common Stock. INSpire has an aggregate of 26,485,186 shares of Common Stock authorized but unissued and not reserved for specific purposes. All of such shares may be issued without any action or approval by INSpire's shareholders. Any shares issued would dilute the percentage ownership of the Company held by the current investors. INSpire has 18,998,270 shares of Common Stock outstanding, all of which are freely transferable. In addition, (i) 3,488,585 shares of Common Stock are reserved for issuance under the Stock Option Plan, 3,138,280 of which will be issuable upon exercise of outstanding options, including currently exercisable options to purchase 1,668,248 shares, and (ii) 75,000 shares of Common Stock are reserved for issuance under the Director Plan, 27,500 of which will be issuable upon exercise of options that are currently outstanding. A total of 404,466 shares are issuable upon exercise of options granted in conjunction with the Arrowhead Acquisition and the Island Acquisition. An additional 548,493 shares are reserved for issuance to employees of the Company upon their purchase pursuant to the Stock Purchase Plan. INSpire has registered on Form S-8 under the Securities Act the offering and sale of Common Stock issuable under the Stock Option Plan, the Director Plan and the Stock Purchase Plan. See the 2000 Proxy Statement under the captions "Management -- Stock Option Plan," "-- Director Stock Option Plan," and "-- Employee Stock Purchase Plan."

     Anti-takeover considerations. Certain provisions of INSpire's Restated Articles of Incorporation (the "Restated Articles"), INSpire's Bylaws (the "Bylaws") and the Texas Business Corporation Act ("TBCA") may have the effect of discouraging unsolicited proposals for acquisition of the Company. The Restated Articles and the Bylaws divide the Board of Directors into three classes serving staggered three-year terms. Pursuant to the Restated Articles, shares of preferred stock may be issued by INSpire in the future without shareholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, any such preferred stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate transactions, could have the effect of discouraging a third party's acquisition of a majority of the Common Stock. INSpire has no present plans to issue any shares of preferred stock. In addition, INSpire has adopted a shareholder rights plan that could further discourage attempts to acquire control of the Company. Finally, the TBCA restricts certain business combinations with any "affiliated shareholder," as defined therein and provides that directors serving on staggered boards of directors may be removed only for cause unless the articles of incorporation otherwise provide. INSpire's Restated Articles do not otherwise so provide.

     Limitations on personal liability of directors. The Restated Articles and Bylaws contain provisions that reduce the potential personal liability of directors for certain monetary damages and provide for indemnity of directors and other persons. INSpire also maintains officers and directors liability insurance and has entered into indemnification agreements with certain of its officers and directors. The indemnification agreements provide for reimbursement for all direct and indirect costs of any type or nature whatsoever (including attorneys' fees and related disbursements) reasonably incurred in connection with either the investigation, defense or appeal of a covered legal proceeding, including amounts paid in settlement by or on behalf of an indemnitee thereunder. Certain directors and officers of the Company, as well as INSpire and Millers Insurance, are named defendants in several currently pending shareholder class action lawsuits. See "Legal Proceedings."

     No dividends. INSpire has never paid cash dividends on its stock and has no plans to do so in the foreseeable future. INSpire intends to retain earnings, if any, to fund growth. See "Market for Registrant's Common Equity and Related Stockholder Matters -- Dividend Policy."

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

ITEM 2. PROPERTIES.

     The following table sets forth certain information with respect to the principal facilities used in INSpire's operations:

                                                      CURRENT   APPROXIMATE
                                                      MONTHLY     SQUARE            LEASE
LOCATION                           FUNCTION            RENT       FOOTAGE      EXPIRATION DATE
--------                           --------           -------   -----------    ---------------
Fort Worth, Texas........  Corporate headquarters
                           and outsourcing services   $86,300     129,400     November 2008

San Diego, California....  Outsourcing services        92,300      93,000     March 2007

Edison, New Jersey.......  Outsourcing services        43,500      30,500     Not applicable(1)

Honolulu, Hawaii.........  Outsourcing services        65,000      34,400     Not applicable(2)

Columbia, South            Product development,
  Carolina...............  software services and
                           technical support           40,200      29,400     August 2002

Sheboygan, Wisconsin.....  Product development,
                           software services and
                           technical support           20,700      28,100     February 2007

---------------

(1) In conjunction with the Robert Plan Acquisition, The Robert Plan agreed to allocate approximately 30,500 square feet in its Edison office to INSpire through April 1, 2001, at which time INSpire intends to relocate to another facility. INSpire reimburses The Robert Plan rental expense for this allocated office space, as well as for space allocated to INSpire in The Robert Plan's satellite facilities, on a monthly basis.

(2) In conjunction with the Island Acquisition, Island Group agreed to allocate approximately 34,400 square feet in its Honolulu office to INSpire through December 31, 2000. INSpire reimburses Island Group rental expense for this allocated space on a monthly basis. Effective January 1, 2001, INSpire intends to sublease approximately 25,800 square feet from Island Group in the Honolulu office for monthly rental expense of approximately $48,800.

     The aggregate monthly rental expense for the properties listed above is $348,000. INSpire also leases satellite facilities with an aggregate monthly lease rate of $102,000.

     INSpire believes that its existing facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time INSpire receives various claims incidental to its business, including claims alleging breach of warranty, breach of contract, deceptive trade practices and similar claims under license agreements and other agreements with customers of the Company. Such claims include a lawsuit filed on June 23, 1999 in the United States District Court for the Eastern District of North Carolina by Medical Mutual Insurance Company of North Carolina ("Medical Mutual"), a former customer of the Company (Medical Mutual Insurance Company of North Carolina vs. INSpire Insurance Solutions, Inc. (5-99CV-416-F3)). Medical Mutual seeks recovery for an amount of at least approximately $696,000 previously paid to the Company, damages in excess of $1.0 million, a declaratory judgment that approximately $1.1 million invoiced to such customer is not owed and treble damages and attorney fees. INSpire intends to vigorously defend this lawsuit, and has filed a counterclaim seeking recovery of approximately $1.1 million invoiced to such customer and attorney fees. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

     Such claims also include a lawsuit filed on November 9, 1999 in the United States District Court for the Northern District of Illinois by Zurich American Insurance Company ("Zurich"), a former customer of the Company (Zurich American Insurance Company vs. INSpire Insurance Solutions, Inc. (99C-7288)). Zurich seeks recovery for an amount of at least approximately $4.3 million previously paid to the Company, a declaratory judgment that approximately $2.0 million invoiced to such customer is not owed and damages to compensate Zurich for INSpire's alleged breaches of contract. INSpire intends to vigorously defend this lawsuit, and has filed a counterclaim seeking recovery of approximately $2.0 million invoiced to such customer and attorney fees. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

     In December 1997, INSpire entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for WPC and other software products, and software services for the implementation of such products. In conjunction with this contract, INSpire was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that INSpire did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by INSpire's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. On December 21, 1999, INSpire filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, restricting the surety from paying $3.7 million to Sul America until a final decision is rendered in the ordinary lawsuit to be filed. INSpire intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

     On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et. al. vs. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff seeks monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, have been filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. vs. Inspire Insurance Solutions, Inc. et. al.(7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. vs. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. INSpire intends to defend these suits vigorously in all aspects. However, the ultimate outcome of this matter cannot presently be determined.

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

1998                                                           HIGH     LOW
----                                                          ------   ------
  First Quarter.............................................  $22.83   $13.17
  Second Quarter............................................  $23.83   $18.92
  Third Quarter.............................................  $27.75   $18.38
  Fourth Quarter............................................  $35.25   $15.50

1999                                                           HIGH     LOW
----                                                          ------   ------
  First Quarter.............................................  $19.00   $13.13
  Second Quarter............................................  $21.88   $11.69
  Third Quarter.............................................  $13.50   $ 6.88
  Fourth Quarter............................................  $ 7.25   $ 3.66

     As of February 24, 2000, there were approximately 44 record holders and 3,750 beneficial holders of the Common Stock.

DIVIDEND POLICY

     INSpire has never declared or paid any cash dividends on the Common Stock. INSpire intends to retain any future earnings to fund growth and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 1999, INSpire issued and sold the following unregistered securities:

          (1) On June 1, 1999, in connection with the Island Acquisition, INSpire issued to Island Group an option to purchase 105,000 shares of Common Stock. The exercise price of this option is $11.69 per share of Common Stock. This option vests according to the terms of an option agreement dated June 17, 1999, between INSpire and Island Group. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data of INSpire presented below as of December 31, 1999, 1998, 1997, 1996 and 1995, and for the years ended December 31, 1999,
1998, 1997 and 1996 and the period April 28, 1995 through December 31, 1995 have been derived from the audited financial statements of INSpire. The selected financial data should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of

Financial Condition and Results of Operations" and INSpire's Financial Statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.

                                                                                           PERIOD
                                                                                       APRIL 28, 1998
                                              YEAR ENDED DECEMBER 31,                     THROUGH
                               -----------------------------------------------------    DECEMBER 31,
                                 1999(1)       1998(2)       1997(3)        1996          1995(4)
                               -----------   -----------   -----------   -----------   --------------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Outsourcing services.......  $   111,700   $    50,901   $    32,458   $    13,653     $     3,907
  Software and software
     services................       26,940        33,988        21,101            --              --
  Other......................        1,918         2,290         3,010            --              --
                               -----------   -----------   -----------   -----------     -----------
          Total revenues.....      140,558        87,179        56,569        13,653           3,907
                               -----------   -----------   -----------   -----------     -----------
Expenses:
  Cost of outsourcing
     services................       81,458        26,303        20,798        10,543           4,885
  Cost of software and
     software services.......       19,184        19,120        10,681            --              --
  Cost of other revenues.....        1,154         1,606         2,413            --              --
  Selling, general and
     administrative..........       18,308        14,581         8,643            --              --
  Research and development,
     net.....................        5,195         2,983         1,190            --              --
  Depreciation and
     amortization............        9,186         6,210         4,001           787              33
  Purchased research and
     development.............           --           500         3,000            --              --
  Deferred compensation......           --            --         3,949            --              --
  Provision for severance
     costs...................        1,721            --            --            --              --
  Provision for bad debts....       10,991           275            71            --              --
  Litigation.................        1,229            --            --            --              --
  Intangible assets
     impairment..............       16,757            --            --            --              --
  Management fees to
     shareholder.............           --            --         1,290         3,100             600
  Gain on sale of
     subsidiary..............           --            --        (1,634)           --              --
  Other......................          804            --            --            --              --
                               -----------   -----------   -----------   -----------     -----------
          Total expenses.....      165,987        71,578        54,402        14,430           5,518
                               -----------   -----------   -----------   -----------     -----------
Operating income (loss)......      (25,429)       15,601         2,167          (777)         (1,611)
Other income (expense).......        1,396         2,675           350            (2)             --
                               -----------   -----------   -----------   -----------     -----------
Income (loss) before income
  tax........................      (24,033)       18,276         2,517          (779)         (1,611)
Income tax benefit
  (expense)..................        4,343        (6,706)         (801)          264             349
                               -----------   -----------   -----------   -----------     -----------
Net income (loss)............  $   (19,690)  $    11,570   $     1,716   $      (515)    $    (1,262)
                               ===========   ===========   ===========   ===========     ===========
Net income (loss) per share
  (basic)....................  $     (1.04)  $      0.65   $      0.14   $     (0.05)    $     (0.12)
                               ===========   ===========   ===========   ===========     ===========
Net income (loss) per share
  (diluted)..................  $     (1.04)  $      0.58   $      0.13   $     (0.05)    $     (0.12)
                               ===========   ===========   ===========   ===========     ===========
Weighted average shares
  (basic)....................   18,930,371    17,854,390    12,206,055    10,500,000      10,500,000
Weighted average shares
  (diluted)..................   18,930,371    19,838,583    13,173,746    10,500,000      10,500,000

                                                               DECEMBER 31,
                                             -------------------------------------------------
                                               1999       1998      1997      1996      1995
                                             --------   --------   -------   -------   -------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and investments.....  $ 17,674   $ 48,094   $28,039   $   363   $    22
Working capital............................    36,407     68,387    30,375    (2,550)   (1,072)
Total assets...............................   132,028    132,808    67,897     5,232     2,817
Current portion of long-term debt..........        --        383       610     2,500        --
Due to shareholder.........................        --         --        --       996     1,569
Long-term debt, excluding current
  portion..................................        --         --       373        --        --
Shareholders' equity.......................   104,471    120,345    48,766       606     1,121

---------------

(1) Includes $31.5 million in charges primarily relating to the Company's assessment of the recoverability of assets associated with its software business, including $11.0 million to increase the allowance for bad debts, $1.2 million of litigation expenses, $16.8 million for the impairment of intangible assets, $1.7 million for severance costs and approximately $800,000 of other charges. Excluding the effect of such charges, and the tax effects thereof, operating expenses, operating income and net income would have been $134.5 million, $6.1 million and $4.0 million, respectively, and net income per share (basic) would have been $0.21 and net income per share (diluted) would have been $0.20.

(2) Includes $500,000 of purchased research and development expenses relating to the acquisition of Paragon Interface, Inc. on April 20, 1998 (the "Paragon Acquisition"). Excluding the effect of this charge, operating expenses, operating income and net income would have been $71.1 million, $16.1 million and $12.1 million, respectively, and net income per share (basic) would have been $0.68 and net income per share (diluted) would have been $0.61.

(3) Includes $3.0 million of purchased research and development expenses relating to the acquisition of Strategic Data Systems, Inc. on March 17, 1997 (the "SDS Acquisition"), $3.9 million of deferred compensation expense relating to the grant of stock options to executive officers and a $1.6 million gain on the sale of Applied Quoting Systems, Inc. ("AQS"), a wholly-owned subsidiary of INSpire that was sold by INSpire on September 15, 1997. Excluding the effect of such items, operating expenses, operating income and net income would have been $49.1 million, $7.5 million and $5.1 million, respectively, and net income per share (basic) would have been $0.42 and net income per share (diluted) would have been $0.39.

(4) INSpire was incorporated April 28, 1995 and commenced operations July 1,
    1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     INSpire's revenues historically are derived principally from (i) outsourcing services and (ii) software and software services. Revenues from outsourcing services are derived from policy administration services, claims administration services and IT services. Revenues from software and software services are derived from contracts that grant customers a license to use INSpire's software products and contracts that provide for installation, customization, enhancement, conversion and maintenance services. Other revenues principally represent hardware sold in connection with software installations. In December 1999, INSpire decided to discontinue efforts toward licensing software systems and to focus its efforts on providing outsourcing services. The Company will continue, however, to satisfy all contractual obligations to existing software installations as well as provide technical support to existing software customers as needed on a time-and-materials basis.

     Revenues from outsourcing services are recognized as services are rendered. INSpire is typically paid a percentage of premiums written for policy administration services, a percentage of premiums earned or claims paid for claims administration services and a percentage of premiums written subject to a minimum fee for IT services. Outsourcing services contracts generally are for terms of two to ten years. Due to the ongoing nature of these outsourcing services and the length of the terms of the service contracts, outsourcing services generate recurring revenues. Initial installations of software systems generally include a one-time license fee and a contract for the installation and customization of the system to meet the customer's specifications, which INSpire bills at an hourly rate. Amounts charged for the initial license and the installation and customization of systems are recognized as revenue during the installation period in proportion to the hours expended for installation compared to the total hours projected for installation. In other instances, revenues are recognized based on performance milestones specified in the contract. INSpire recognizes the annual fee charged for maintenance of the customer's system over the maintenance contract period. Revenues from computer hardware and equipment sales, included in other revenues, are recognized when INSpire receives notification that the equipment has been shipped by the manufacturer and title has passed to the customer. Changes in estimates of percentage of completion or losses, if any, associated with outsourcing or software services are recognized in the period in which they are determined. Unearned revenues consist of billings to customers in advance of revenues recognized on such services. Unbilled receivables consist of revenues recognized in advance of billings due to timing differences related to billing schedules specified in contracts.

     INSpire incurs research and development costs that relate primarily to the development of new services and products and major enhancements to existing services and products. Research and development costs are comprised primarily of salaries. INSpire expenses or capitalizes, as appropriate, these research and development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All research and development costs incurred prior to the time management believes a project has reached "technological feasibility" are expensed. Software production costs incurred subsequent to reaching technological feasibility are capitalized, if material, and reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized over the expected service life of the related software, generally three to seven years, using the straight-line method. The cost and related accumulated amortization of projects are written off as they become fully amortized.

     INSpire also capitalizes certain incremental fees and direct costs associated with long-term outsourcing service agreements, including contract acquisition and system implementation costs. These deferred costs are amortized over the related contract period of up to ten years using the straight-line method.

     The Company periodically assesses the recoverability of capitalized software production costs and deferred contract costs by determining whether the carrying amount of these long lived assets can be recovered through undiscounted future operating cash flows and, if warranted, an impairment is recognized. The impairment, if any, is measured by the difference between net book value and estimated discounted future cash flows, and is charged to expense in the period identified.

RESULTS OF OPERATIONS

     The following table sets forth, with respect to INSpire and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                                        PERIOD
                                                                                      APRIL 28,
                                                                                         1995
                                                     YEAR ENDED DECEMBER 31,           THROUGH
                                                 --------------------------------    DECEMBER 31,
                                                 1999     1998     1997     1996         1995
                                                 -----    -----    -----    -----    ------------
Revenues:
  Outsourcing services.........................   79.5%    58.4%    57.4%   100.0%      100.0%
  Software and software services...............   19.2     39.0     37.3      0.0         0.0
  Other........................................    1.3      2.6      5.3      0.0         0.0
                                                 -----    -----    -----    -----       -----
          Total revenues.......................  100.0    100.0    100.0    100.0       100.0
                                                 -----    -----    -----    -----       -----
Expenses:
  Cost of outsourcing services.................   58.0     30.2     36.8     77.2       125.0
  Cost of software and software services.......   13.7     21.9     18.9      0.0         0.0
  Cost of other revenues.......................    0.8      1.8      4.3      0.0         0.0
  Selling, general and administrative..........   13.0     16.8     15.3      0.0         0.0
  Research and development, net................    3.7      3.4      2.1      0.0         0.0
  Depreciation and amortization................    6.5      7.1      7.0      5.8         0.8
  Purchased research and development...........    0.0      0.6      5.3      0.0         0.0
  Deferred compensation........................    0.0      0.0      7.0      0.0         0.0
  Provision for severance costs................    1.2      0.0      0.0      0.0         0.0
  Provision for bad debts......................    7.8      0.3      0.1      0.0         0.0
  Litigation...................................    0.9      0.0      0.0      0.0         0.0
  Intangible assets impairment.................   11.9      0.0      0.0      0.0         0.0
  Management fees to shareholder...............    0.0      0.0      2.3     22.7        15.4
  Gain on sale of subsidiary...................    0.0      0.0     (2.9)     0.0         0.0
  Other........................................    0.6      0.0      0.0      0.0         0.0
                                                 -----    -----    -----    -----       -----
          Total expenses.......................  118.1     82.1     96.2    105.7       141.2
                                                 -----    -----    -----    -----       -----
Operating income (loss)........................  (17.9)    17.9      3.8     (5.7)      (41.2)
Other income (expense).........................    1.0      3.1      0.6      0.0         0.0
                                                 -----    -----    -----    -----       -----
Income (loss) before income tax................  (17.1)    21.0      4.4     (5.7)      (41.2)
Income tax benefit (expense)...................    3.1     (7.7)    (1.4)     1.9         8.9
                                                 -----    -----    -----    -----       -----
Net income (loss)..............................  (14.0)%   13.3%     3.0%    (3.8)%     (32.3)%
                                                 =====    =====    =====    =====       =====

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenues. Total revenues were $140.6 million for the year ended December 31, 1999 compared to $87.2 million for the year ended December 31, 1998, an increase of $53.4 million or 61%. Outsourcing services revenues were $111.7 million for the year ended December 31, 1999 compared to $50.9 million for the year ended December 31, 1998, an increase of $60.8 million or 119%. The growth in outsourcing services revenues is due primarily to: (i) the Company performing outsourcing services under a policy administration agreement with Arrowhead entered into effective December 1, 1998 and the Company's subsidiary performing outsourcing services under a claims administration agreement with Arrowhead entered into effective December 1, 1998, (ii) the Company performing outsourcing services under a policy and claims administration agreement with The Robert Plan entered into effective April 1, 1999, (iii) the Company performing outsourcing services under a policy and claims administration agreement with Island Group entered into effective June 1, 1999, and (iv) the Company performing outsourcing services under five additional outsourcing contracts entered into during 1999. Software and software services revenues were $26.9 million for the year ended December 31, 1999 compared to $34.0 million for the year ended December 31, 1998, a decrease of $7.1 million or 21%. The decrease in software and software services revenues is primarily attributable to fewer in-process installations of WPC and other software productivity tools, resulting in lower license fees and software services revenues.

     Cost of revenues. Cost of revenues, which is comprised mainly of personnel costs, was $101.8 million for the year ended December 31, 1999 compared to $47.0 million for the year ended December 31, 1998, an increase of $54.8 million or 117%. Cost of outsourcing services was $81.5 million for the year ended December 31, 1999 compared to $26.3 million for the year ended December 31, 1998, an increase of $55.2 million or 210%. This increase is primarily attributable to costs associated with the performance of outsourcing services under the contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 73% for the year ended December 31, 1999 from 52% for the year ended December 31, 1998. This increase is a result of additional staffing and equipment to support the growth of the outsourcing division, and lower operating margins during the initial phases of the new outsourcing contracts described above. Cost of software and software services remained relatively constant at $19.2 million for the year ended December 31, 1999 compared to $19.1 million for the year ended December 31, 1998. Cost of software and software services as a percentage of software and software services revenues increased to 71% for the year ended December 31, 1999 from 56% for the year ended December 31, 1998, primarily as a result of the costs associated with providing consulting services, which comprised a larger proportion of total software revenues during the year ended December 31, 1999 compared to the year ended December 31, 1998, as well as a decrease in the productivity of software personnel.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $18.3 million for the year ended December 31, 1999 compared to $14.6 million for the year ended December 31, 1998, an increase of $3.7 million or 25%. This increase is primarily due to additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth. Selling, general and administrative expenses as a percentage of total revenues decreased to 13% for the year ended December 31, 1999 from 17% for the year ended December 31, 1998. This decrease is due to the increased revenue base over which to spread these costs.

     Research and development. Research and development expense was $5.2 million for the year ended December 31, 1999 compared to $3.0 million for the year ended December 31, 1998, an increase of $2.2 million or 73%. This increase is primarily due to increased efforts to expand the functionality of current software products and the development of new software products to be utilized in INSpire's outsourcing operations. This expense is comprised primarily of personnel, equipment and occupancy costs related to software development. Research and development expense for the year ended December 31, 1999 and 1998 is net of capitalized software production costs of approximately $1.6 million and $2.0 million, respectively.

     Depreciation and amortization. Depreciation and amortization expense was $9.2 million for the year ended December 31, 1999 compared to $6.2 million for the year ended December 31, 1998, an increase of approximately $3.0 million or 48%. This increase is primarily attributable to amortization of goodwill and depreciation on fixed assets recorded in connection with the Arrowhead Acquisition, the Robert Plan Acquisition and the Island Acquisition, and the acquisition of additional property and equipment to expand the infrastructure to support the Company's growth.

     Unusual operating expenses. Unusual operating expenses totaled $31.5 million for the year ended December 31, 1999 compared to $500,000 for the year ended December 31, 1998.

     During 1999, the Company recognized $31.5 million in charges primarily relating to the Company's assessment of the recoverability of assets associated with its software business. These charges consist of: (i) $11.0 million to increase the allowance for bad debts, (ii) $1.2 million of litigation expenses,
(iii) $16.8 million for the impairment of intangible assets, (iv) $1.7 million for severance costs and (v) approximately $800,000 in other charges.

     In the normal course of business, INSpire provides software, software services and outsourcing services in advance of receiving payment for such products and services. Customers are invoiced in accordance with the terms of their contracts with the Company. During the quarter ended September 30, 1999, management took action relative to specific software installation contracts that had significant past due balances and ceased further work, pending resolution of the balances due under the terms of the contracts. The Company recognized $11.0 million of bad debts expense during 1999. INSpire is vigorously pursuing collection of these accounts.

     Litigation expenses of $1.2 million include expenses associated with the collection of accounts receivable, as well as penalties or settlements to be paid in connection with various pending matters.

     The Company recognized an impairment charge of $16.8 million for certain intangible assets, including a substantial portion of the goodwill and software purchased in the SDS Acquisition and the Paragon Acquisition, the software license associated with the Company's agreement with Cover-All Systems, Inc. entered into in October 1997, and internally capitalized software production costs. The Company periodically evaluates the carrying value of long lived assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between net book value and estimated discounted future cash flows, and is charged to expense in the period identified. The impairment charge was necessitated by the Company's determination, based on recent operating results, that the future expected sales and cash flows from the Company's software operations would be significantly lower than previously expected.

     Severance costs of $1.7 million incurred during 1999 represent expenses associated with staff reductions and executive resignations, primarily as a result of the Company's decision in December 1999 to discontinue efforts toward licensing new software systems.

     Other operating expenses of approximately $800,000 represent the accrual of future payment obligations under operating leases for fixed assets no longer in use by the Company.

     In April 1998, $500,000 was assigned to in-process research and development in the purchase price allocation of the acquisition of the Paragon Acquisition. This amount was charged to operations.

     Other income. Other income, consisting principally of investment income, decreased to $1.4 million for the year ended December 31, 1999 from $2.7 million for the year ended December 31, 1998. The decrease of $1.3 million, or 48%, is due to a decrease in cash equivalents and investments primarily as a result of cash used in the Arrowhead Acquisition, the Robert Plan Acquisition and the Island Acquisition.

     Net income (loss). Net loss was $19.7 million, or $1.04 per diluted share ($1.04 per basic share), for the year ended December 31, 1999 compared to net income of $11.6 million, or $.58 per diluted share ($.65 per basic share), for the year ended December 31, 1998. Excluding the impact on net income resulting from the $31.5 million nonrecurring operating expenses discussed above, and the tax effects thereof, net income for the year ended December 31, 1999 would have been $4.0 million or $.20 per diluted share ($.21 per basic share). Excluding the impact on net income resulting from the $500,000 write-off of purchased research and development associated with the Paragon Acquisition, net income for the year ended December 31, 1998 would have been $12.1 million, or $.61 per diluted share ($.68 per basic share).

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Revenues. INSpire's total revenues were $87.2 million for the year ended December 31, 1998 compared to $56.6 million for the year ended December 31, 1997, an increase of $30.6 million or 54%. Outsourcing revenues were $50.9 million for 1998 compared to $32.5 million for 1997, an increase of $18.4 million or 57%. This increase is attributable primarily to revenues from 13 new outsourcing contracts entered into during 1998, including the agreement with Arrowhead effective as of December 1, 1998. Software and software services revenues were $34.0 million for 1998 compared to $21.1 million for 1997, an increase of $12.9 million or 61%. This increase is attributable primarily to increased license fees from software systems and increased installations, customization and other software services performed for customers.

     Cost of revenues. Total cost of revenues was $47.0 million for the year ended December 31, 1998 compared to $33.9 million for the year ended December 31, 1997, an increase of $13.1 million or 39%. Cost of outsourcing services was $26.3 million for the year ended December 31, 1998 compared to $20.8 million for the year ended December 31, 1997, an increase of $5.5 million or 26%. This increase primarily was a result of the costs associated with the performance of services under the outsourcing contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues decreased to 52% in 1998 from 64% in 1997. This decrease was primarily a result of economies of scale associated with spreading certain fixed costs over a larger revenue base. Cost of software and software services was $19.1 million for the year ended December 31, 1998 compared to $10.7 million for the year ended December 31, 1997, an increase of $8.4 million or 79%. This increase primarily was a result of increased personnel costs of the software division to support increased implementation and consulting services. Cost of software and software services as a percentage of software and software services revenues increased to 56% in 1998 from 51% in 1997. This increase resulted primarily from increased personnel costs and a lower utilization rate for such personnel during 1998.

     Selling, general and administrative expenses. Selling, general and administrative expenses, including management fees paid to shareholder, were $14.6 million for the year ended December 31, 1998 compared to $9.9 million for the year ended December 31, 1997, an increase of $4.7 million or 47%. This increase was primarily due to additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support INSpire's growth.

     Research and development. Research and development expense was $3.0 million, net of capitalized software production costs of $2.0 million, for the year ended December 31, 1998, compared to $1.2 million, net of capitalized software production costs of $800,000, for the year ended December 31, 1997, an increase of 150%. This expense was comprised primarily of personnel, equipment and occupancy costs related to software development. The increase in this expense was due to the further development of such existing products as WPC and EmPower into new platforms and integration within product lines.

     Depreciation and amortization. Depreciation and amortization expense was $6.2 million for the year ended December 31, 1998 compared to $4.0 million for the year ended December 31, 1997, an increase of $2.2 million or 55%. This increase was primarily attributable to (i) amortization of goodwill and capitalized software recorded in connection with the Paragon Acquisition, (ii) amortization of goodwill recorded in connection with the Arrowhead Acquisition, and (iii) acquisitions of property and equipment as a result of the expansion in infrastructure to support INSpire's growth.

     Unusual operating expenses. In connection with the Paragon Acquisition, $500,000 was assigned to in-process research and development and was charged to operations in April 1998. In the purchase price allocation of the SDS Acquisition, $3.0 million was assigned to in-process research and development. This amount was charged to operations in March 1997. In addition, $3.9 million was charged to operations as deferred compensation associated with stock options granted to executive officers during 1997.

     Other income. Other income for the year ended December 31, 1998 increased to $2.7 million from $350,000 for the year ended December 31, 1997, an increase of $1.8 million or 619%. Other income for the year ended December 31, 1998 is primarily attributable to interest income on funds received as a result of the Company's initial public offering ("IPO") in August 1997 and follow-on public offering in March 1998.

     Net income (loss). Net income was $11.6 million, or $.58 per diluted share ($.65 per basic share), for the year ended December 31, 1998 compared to a net income of $1.7 million, or $.13 per diluted share ($.14 per basic share), for the year ended December 31, 1997. Excluding the impact on net income resulting from the $500,000 write-off of purchased research and development associated with the Paragon Acquisition, net income would have been $12.1 million, or $.61 per diluted share ($.68 per basic share), for the year ended December 31, 1998. In 1997, excluding the impact on net income resulting from the charge to operations of $3.9 million of deferred compensation associated with stock options granted to executive officers, the write-off of purchased research and development of $3.0 million recorded in connection with the SDS Acquisition, and the gain on the sale of AQS of $1.6 million, and the tax effects thereof, net income would have been $5.1 million, or $.39 per diluted share ($.42 per basic share).

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and investments were $17.7 million as of December 31, 1999 compared to $48.1 million as of December 31, 1998, a decrease of $30.4 million. Net cash provided by operating activities was $114,000 for the year ended December 31, 1999. The net loss of $19.7 million for the year ended December 31, 1999 included noncash charges of $9.2 million for depreciation and amortization, $11.0 million for bad debts and $16.8 million for intangible assets impairment, offset by a deferred tax benefit of $6.2 million. Increases in accounts receivable of $17.0 million and income taxes receivable of $3.6 million were partially offset by an increase in accrued expenses of $7.5 million. Net cash used in investing activities was $27.3 million for the year ended December 31, 1999, which is primarily attributable to costs associated with the Robert Plan Acquisition and the Island Acquisition, capitalized contract implementation costs associated with the outsourcing services agreements with Arrowhead, The Robert Plan and Island Group, and purchases of property and equipment necessary to expand the infrastructure to support INSpire's growth. Net cash provided by financing activities was $449,000 for the year ended December 31, 1999, primarily attributable to proceeds from exercises under stock plans.

     In December 1997, INSpire entered into a contract with Sul America to provide a license for WPC and other software products, and software services for the implementation of such products. In conjunction with this contract, INSpire was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that the Company did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by INSpire's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. On December 21, 1999, INSpire filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, restricting the surety from paying $3.7 million to Sul America until a final decision is rendered in the ordinary lawsuit to be filed. INSpire intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America, and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

     Prior to its IPO in August 1997 and its follow-on public offering in March 1998, INSpire funded its operations through cash generated from operations, as well as borrowings and capital contributions from Millers Insurance.

     INSpire believes that cash generated from operations will satisfy the Company's anticipated working capital requirements for at least one year. The Company, however, may require substantial additional funds for potential acquisitions and expansion. In the normal course of business, INSpire evaluates acquisitions of businesses, products and technologies that complement the Company's business. INSpire has no present commitments or understandings with respect to the acquisition of any business, although the Company continues to monitor potential acquisition opportunities.

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

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 is effective for the Company's fiscal year ending December 31, 1999. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     INSpire maintains a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities include both fixed and floating rate securities. The fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at December 31, 1999, the fair value of the portfolio would decrease by an immaterial amount. INSpire generally has the ability to hold its fixed income investments until maturity. The floating rate securities carry a degree of interest rate risk and may produce less interest income than expected if interest rates decrease. INSpire does not expect its financial position, results of operations or cash flows to be materially affected by the effect of a sudden change in market interest rates on the portfolio.

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

     The Financial Statements of INSpire appear at pages F-1 to F-21.

QUARTERLY RESULTS OF OPERATIONS ON A HISTORICAL BASIS

     The following table sets forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 1999 and 1998. This information is derived from unaudited financial statements that include, in the opinion of INSpire, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the financial statements of INSpire and notes thereto included elsewhere in this Form 10-K. The amounts related to shares of Common Stock have been adjusted to give effect to the Stock Dividend.

                                                                    THREE MONTHS ENDED
                                   -------------------------------------------------------------------------------------
                                   DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,   DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,
                                     1999       1999       1999       1999       1998       1998       1998       1998
                                   --------   --------   --------   --------   --------   --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues:
  Outsourcing services...........  $32,367    $ 31,453   $27,251    $20,629    $16,055    $13,314    $11,400    $10,132
  Software and software
    services.....................    2,864       5,557     8,349     10,170      9,124      8,347      8,892      7,625
  Other..........................      342         342       655        579        599        423        669        599
                                   -------    --------   -------    -------    -------    -------    -------    -------
         Total revenues..........   35,573      37,352    36,255     31,378     25,778     22,084     20,961     18,356
                                   -------    --------   -------    -------    -------    -------    -------    -------
Expenses:
  Cost of outsourcing services...   24,961      24,653    18,749     13,095      9,096      5,704      5,868      5,635
  Cost of software and software
    services.....................    3,639       5,145     5,499      4,901      4,740      5,458      4,845      4,077
  Cost of other revenues.........      217         200       343        394        456        284        441        425
  Selling, general and
    administrative...............    4,295       5,560     4,051      4,402      3,637      4,014      3,777      3,153
  Research and development,
    net..........................    2,427       1,109       680        979      1,088        797        676        422
  Depreciation and
    amortization.................    2,150       2,399     2,459      2,178      1,939      1,635      1,423      1,213
  Purchased research and
    development..................       --          --        --         --         --         --        500         --
  Provision for severance
    costs........................    1,457          36        76        152         --         --         --         --
  Provision for bad debts........       58      10,848        30         55        125         30         30         90
  Litigation.....................       --       1,229        --         --         --         --         --         --
  Intangible assets impairment...       --      16,757        --         --         --         --         --         --
  Other..........................       --         804        --         --         --         --         --         --
                                   -------    --------   -------    -------    -------    -------    -------    -------
         Total expenses..........   39,204      68,740    31,887     26,156     21,081     17,922     17,560     15,015
                                   -------    --------   -------    -------    -------    -------    -------    -------
Operating income (loss)..........   (3,631)    (31,388)    4,368      5,222      4,697      4,162      3,401      3,341
Other income (expense)...........      238         298       413        447        596        820        859        400
                                   -------    --------   -------    -------    -------    -------    -------    -------
Income (loss) before income
  tax............................   (3,393)    (31,090)    4,781      5,669      5,293      4,982      4,260      3,741
Income tax benefit (expense).....   (2,213)     10,736    (1,912)    (2,268)    (1,851)    (1,744)    (1,689)    (1,422)
                                   -------    --------   -------    -------    -------    -------    -------    -------
Net income (loss)................  $(5,606)   $(20,354)  $ 2,869    $ 3,401    $ 3,442    $ 3,238    $ 2,571    $ 2,319
                                   =======    ========   =======    =======    =======    =======    =======    =======
Net income (loss) per share
  (basic)........................  $ (0.30)   $  (1.07)  $  0.15    $  0.18    $  0.19    $  0.18    $  0.14    $  0.15
                                   =======    ========   =======    =======    =======    =======    =======    =======
Net income (loss) per share
  (diluted)......................  $ (0.30)   $  (1.07)  $  0.14    $  0.17    $  0.17    $  0.16    $  0.13    $  0.13
                                   =======    ========   =======    =======    =======    =======    =======    =======

     The following table sets forth, with respect to INSpire and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                    THREE MONTHS ENDED
                                   -------------------------------------------------------------------------------------
                                   DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,   DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,
                                     1999       1999       1999       1999       1998       1998       1998       1998
                                   --------   --------   --------   --------   --------   --------   --------   --------
Revenues:
  Outsourcing services...........    91.0%      84.2%      75.2%      65.8%      62.3%      60.3%      54.4%      55.2%
  Software and software
    services.....................     8.0       14.9       23.0       32.4       35.4       37.8       42.4       41.5
  Other..........................     1.0        0.9        1.8        1.8        2.3        1.9        3.2        3.3
                                    -----      -----      -----      -----      -----      -----      -----      -----
         Total revenues..........   100.0      100.0      100.0      100.0      100.0      100.0      100.0      100.0
                                    -----      -----      -----      -----      -----      -----      -----      -----
Expenses:
  Cost of outsourcing services...    70.2       66.0       51.7       41.8       35.3       25.8       28.0       30.7
  Cost of software and software
    services.....................    10.2       13.8       15.2       15.6       18.4       24.7       23.1       22.2
  Cost of other revenues.........     0.6        0.5        0.9        1.3        1.8        1.3        2.1        2.3
  Selling, general and
    administrative...............    12.1       14.9       11.2       14.0       14.1       18.2       18.0       17.2
  Research and development,
    net..........................     6.8        3.0        1.9        3.1        4.2        3.6        3.2        2.3
  Depreciation and
    amortization.................     6.1        6.4        6.8        6.9        7.5        7.4        6.8        6.6
  Purchased research and
    development..................     0.0        0.0        0.0        0.0        0.0        0.0        2.4        0.0
  Provision for severance
    costs........................     4.1        0.1        0.2        0.5        0.0        0.0        0.0        0.0
  Provision for bad debts........     0.2       29.0        0.1        0.2        0.5        0.1        0.1        0.5
  Litigation.....................     0.0        3.3        0.0        0.0        0.0        0.0        0.0        0.0
  Intangible assets impairment...     0.0       44.9        0.0        0.0        0.0        0.0        0.0        0.0
  Other..........................     0.0        2.2        0.0        0.0        0.0        0.0        0.0        0.0
                                    -----      -----      -----      -----      -----      -----      -----      -----
         Total expenses..........   110.3      184.1       88.0       83.4       81.8       81.1       83.7       81.8
                                    -----      -----      -----      -----      -----      -----      -----      -----
Operating income (loss)..........   (10.3)     (84.1)      12.0       16.6       18.2       18.9       16.3       18.2
Other income (expense)...........     0.7        0.8        1.1        1.4        2.3        3.7        4.1        2.2
                                    -----      -----      -----      -----      -----      -----      -----      -----
Income (loss) before income
  tax............................    (9.6)     (83.3)      13.1       18.0       20.5       22.6       20.4       20.4
Income tax benefit (expense).....    (6.2)      28.7       (5.3)      (7.2)      (7.2)      (7.9)      (8.1)      (7.8)
                                    -----      -----      -----      -----      -----      -----      -----      -----
Net income (loss)................   (15.8)%    (54.6)%      7.8%      10.8%      13.3%      14.7%      12.3%      12.6%
                                    =====      =====      =====      =====      =====      =====      =====      =====

     INSpire has experienced in the past and will experience in the future quarterly variations in net revenues and net income. Thus, operating results for any particular quarter are not necessarily indicative of results for any future period. Factors that have affected quarterly operating results include the introduction of new or enhanced services and products by INSpire or its competitors, customer acceptance or rejection of new services and products, product development expenses, the timing of new contract signings, the timing of large scale catastrophes, the volume of usage of INSpire's services and products, acquisitions, competitive conditions in its industry, general economic conditions and the level of selling and administrative expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is hereby incorporated by reference from the 2000 Proxy Statement under the captions "Proposal 1 -- Election of Directors -- Nominees," "-- Other Directors," "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is hereby incorporated by reference from the 2000 Proxy Statement under the caption "Management."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is hereby incorporated by reference from the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is hereby incorporated by reference from the 2000 Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

        (1) Financial Statements

           Independent Auditors' Report
           Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for each of the three years ended December 31, 1999,
             1998 and 1997
           Consolidated Statements of Shareholders' Equity for each of the three years ended
             December 31, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows for each of the three years ended December 31, 1999,
             1998 and 1997
           Notes to the Consolidated Financial Statements

        (2) Financial Statement Schedules

            None

            Schedules not listed above have been omitted because they are not required or are not applicable.

        (3) Exhibits

            The information required by this Item 14(a)(3) is set forth in the
            Exhibit Index immediately following INSpire's financial statements. The exhibits listed herein will be furnished upon written request to the Investor Relations Department of INSpire located at INSpire's headquarters and payment of a reasonable fee that will be limited to INSpire's reasonable expense in furnishing such exhibits.

     (b) The following report was filed on Form 8-K during the three months ended December 31, 1999, including the date and description of such report.

DATE OF REPORT                            DESCRIPTION
--------------                            -----------
December 3, 1999  On December 3, 1999 a shareholder class action lawsuit was filed in the United States District Court for the Northern
                  District of Texas on behalf of all purchasers of
                  Registrant's Common Stock during the period between January
                  28, 1998 and October 14, 1999 (Southland Securities
                  Corporation et. al. v. Inspire Insurance Solutions, Inc. et.
                  al. (7-99CV- 243-R)) The named defendants include
                  Registrant, certain officers and directors of Registrant,
                  and Millers Mutual Fire Insurance Company. The complaint
                  alleges violations under Sections 10(b) and 20(a) of the
                  Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and
                  failing to disclose material facts necessary in order to
                  make the statements made, in light of the circumstances
                  under which they were made, not misleading. The plaintiff
                  seeks monetary damages and interest. Registrant intends to defend the suit vigorously in all aspects.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INSPIRE INSURANCE SOLUTIONS, INC.

                                            By:  /s/ F. GEORGE DUNHAM, III
                                              ----------------------------------
                                              Name:  F. George Dunham, III
                                              Title:   Chief Executive Officer
                                                and Director
Date March 9, 2000

     Each person whose signature appears below hereby constitutes and appoints
F. George Dunham, III his true and lawful attorney-in-fact, for him and in his name, place and stead, to sign any and all amendments to this report and to cause the same to be filed with the Securities and Exchange Commission, hereby granting to said attorney-in-fact full power and authority to do and perform all and every act and thing whatsoever requisite or desirable to be done in and about the premises as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorney-in-fact may do or cause to be done by virtue of these presents.

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

              /s/ F. GEORGE DUNHAM, III                Chief Executive Officer (principal    March 9, 2000
-----------------------------------------------------    executive officer) and Director
                F. George Dunham, III

               /s/ KENNETH J. MEISTER                  Executive Vice President and Chief    March 9, 2000
-----------------------------------------------------    Financial Officer (principal
                 Kenneth J. Meister                      financial officer and principal
                                                         accounting officer)

                 /s/ HARRY E. BARTEL                   Director                              March 9, 2000
-----------------------------------------------------
                   Harry E. Bartel

                 /s/ DANIEL E. BERCE                   Director                              March 9, 2000
-----------------------------------------------------
                   Daniel E. Berce

                /s/ R. EARL COX, III                   Director                              March 9, 2000
-----------------------------------------------------
                  R. Earl Cox, III

               /s/ JEFFREY W. ROBINSON                 Director                              March 9, 2000
-----------------------------------------------------
                 Jeffrey W. Robinson

                 /s/ MITCH S. WYNNE                    Director                              March 9, 2000
-----------------------------------------------------
                   Mitch S. Wynne

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................   F-3
  Consolidated Statements of Operations.....................   F-4
  Consolidated Statements of Shareholders' Equity...........   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas

     We have audited the accompanying consolidated balance sheets of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of INSpire Insurance Solutions, Inc. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 25, 2000

                       INSPIRE INSURANCE SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    899,032   $ 27,599,967
  Investments...............................................    16,774,703     20,494,443
  Accounts receivable, net..................................    24,593,172     18,601,724
  Unbilled receivables......................................     4,814,894      5,751,405
  Income taxes receivable...................................     6,861,736      1,830,868
  Deferred income taxes.....................................     5,753,743      1,176,686
  Prepaid expenses and other current assets.................     1,881,424      1,528,580
                                                              ------------   ------------
          Total current assets..............................    61,578,704     76,983,673
Property and equipment, net.................................    14,179,800     11,824,787
Intangibles and other assets, net...........................    56,269,846     43,999,890
                                                              ------------   ------------
          TOTAL.............................................  $132,028,350   $132,808,350
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $  2,054,937   $  1,386,440
  Accrued payroll and compensation..........................       970,633        632,691
  Other accrued expenses....................................    19,043,135      2,455,309
  Unearned revenue..........................................     1,777,580      1,831,406
  Deferred compensation.....................................     1,325,583      1,907,389
  Current portion of long-term debt.........................            --        383,402
                                                              ------------   ------------
          Total current liabilities.........................    25,171,868      8,596,637
Deferred compensation.......................................       380,175        260,047
Deferred income taxes.......................................     2,005,629      3,606,945
Commitments and contingencies (Note 16)
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized, none issued and outstanding................            --             --
  Common stock, $.01 par value; 50,000,000 shares authorized and 18,998,270 issued and outstanding in 1999;
     18,685,813 issued and outstanding in 1998..............       189,983        186,858
  Additional paid-in capital................................   112,523,113    108,710,195
  Retained earnings (accumulated deficit)...................    (8,242,418)    11,447,668
                                                              ------------   ------------
          Total shareholders' equity........................   104,470,678    120,344,721
                                                              ------------   ------------
          TOTAL.............................................  $132,028,350   $132,808,350
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           1999          1998          1997
                                                       ------------   -----------   -----------
REVENUES:
  Outsourcing services...............................  $111,700,370   $50,900,998   $32,458,600
  Software and software services.....................    26,939,783    33,987,807    21,100,899
  Other..............................................     1,917,424     2,289,797     3,009,960
                                                       ------------   -----------   -----------
          Total revenues.............................   140,557,577    87,178,602    56,569,459
                                                       ------------   -----------   -----------
EXPENSES:
  Cost of outsourcing services.......................    81,458,067    26,302,637    20,797,969
  Cost of software and software services.............    19,184,026    19,120,468    10,680,787
  Cost of other revenues.............................     1,154,209     1,605,708     2,413,170
  Selling, general and administrative................    18,308,059    14,580,548     8,643,072
  Research and development, net......................     5,195,214     2,983,228     1,190,114
  Depreciation and amortization......................     9,186,295     6,210,231     4,001,260
  Purchased research and development.................            --       500,000     3,000,000
  Deferred compensation..............................            --            --     3,949,000
  Provision for severance costs......................     1,720,586            --            --
  Provision for bad debts............................    10,990,519       275,000        71,120
  Litigation.........................................     1,229,442            --            --
  Intangible assets impairment.......................    16,756,701            --            --
  Management fees to shareholder.....................            --   -- ........     1,290,000
  Gain on sale of subsidiary.........................            --            --    (1,634,291)
  Other..............................................       804,000            --            --
                                                       ------------   -----------   -----------
          Total expenses.............................   165,987,118    71,577,820    54,402,201
                                                       ------------   -----------   -----------
OPERATING INCOME (LOSS)..............................   (25,429,541)   15,600,782     2,167,258
OTHER INCOME (EXPENSE):
  Interest income....................................     1,410,306     2,734,328       680,508
  Interest expense...................................       (14,150)      (58,852)     (348,007)
  Other..............................................            --            --        17,539
                                                       ------------   -----------   -----------
          Total other income (expense)...............     1,396,156     2,675,476       350,040
                                                       ------------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAX......................   (24,033,385)   18,276,258     2,517,298
INCOME TAX BENEFIT (EXPENSE).........................     4,343,299    (6,706,431)     (801,218)
                                                       ------------   -----------   -----------
NET INCOME (LOSS)....................................  $(19,690,086)  $11,569,827   $ 1,716,080
                                                       ============   ===========   ===========
NET INCOME (LOSS) PER SHARE (BASIC)..................  $      (1.04)  $      0.65   $      0.14
                                                       ============   ===========   ===========
NET INCOME (LOSS) PER SHARE (DILUTED)................  $      (1.04)  $      0.58   $      0.13
                                                       ============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                      RETAINED
                                                      ADDITIONAL      EARNINGS
                                           COMMON      PAID-IN      (ACCUMULATED
                                           STOCK       CAPITAL        DEFICIT)        TOTAL
                                          --------   ------------   ------------   ------------
Balance, January 1, 1997................  $      1   $  2,383,417   $ (1,777,178)  $    606,240
  Shareholder's contribution of fixed
     assets.............................        --      1,308,191             --      1,308,191
  Shareholder's contribution of
     additional paid-in capital.........        --     10,500,000             --     10,500,000
  Stock dividend to shareholder of
     64,900 shares......................       649           (649)            --             --
  Stock dividend to shareholder of
     6,935,000 shares...................    69,350        (69,350)            --             --
  Initial public offering of 3,191,250
     shares.............................    31,913     34,603,690             --     34,635,603
  Net income............................        --             --      1,716,080      1,716,080
                                          --------   ------------   ------------   ------------
Balance, December 31, 1997..............   101,913     48,725,299        (61,098)    48,766,114
  Shares issued for exercise of 450,500
     options............................     5,884      3,702,330             --      3,708,214
  Shares purchased for employee stock
     purchase plan 17,413 shares, net...        --       (218,671)            --       (218,671)
  Income tax effect related to stock
     options............................        --      3,538,424             --      3,538,424
  Public offering of 1,800,000 shares...    18,000     52,962,813             --     52,980,813
  Effect of 3-for-2 stock split.........    61,061             --        (61,061)            --
  Net income............................        --             --     11,569,827     11,569,827
                                          --------   ------------   ------------   ------------
Balance, December 31, 1998..............   186,858    108,710,195     11,447,668    120,344,721
  Shares issued for exercise of 312,457
     options............................     3,125      1,445,272             --      1,448,397
  Shares purchased for employee stock
     purchase plan 32,309 shares, net...        --         32,321             --         32,321
  Income tax effect related to stock
     options............................        --      1,384,025             --      1,384,025
  Options issued for contract
     acquisition........................        --        951,300             --        951,300
  Net loss..............................        --             --    (19,690,086)   (19,690,086)
                                          --------   ------------   ------------   ------------
Balance, December 31, 1999..............  $189,983   $112,523,113   $ (8,242,418)  $104,470,678
                                          ========   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $(19,690,086)  $ 11,569,827   $  1,716,080
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     9,186,295      6,210,231      4,001,260
    Purchased research and development......................            --        500,000      3,000,000
    Bad debts...............................................    10,990,519        275,000         71,120
    Intangible assets impairment............................    16,756,701             --             --
    Deferred income taxes...................................    (6,178,373)     1,141,259     (2,429,531)
    Gain on sale of subsidiary..............................            --             --     (1,634,291)
    Changes in operating assets and liabilities (net of
      effects of acquisitions):
      Accounts receivable...................................   (16,981,967)    (1,843,321)    (5,815,406)
      Unbilled receivables..................................       936,511     (5,751,405)            --
      Prepaid expenses and other current assets.............      (352,844)    (3,055,858)    (3,570,937)
      Other assets..........................................       466,781       (448,446)      (468,530)
      Accounts payable......................................       668,497        539,495     (1,766,791)
      Accrued payroll and compensation......................       337,942       (261,865)      (324,320)
      Other accrued expenses................................     7,487,826        612,037      1,222,702
      Unearned revenue......................................       (53,826)    (3,318,634)     3,736,856
      Income taxes receivable...............................    (3,646,843)    (1,709,602)     2,821,062
      Deferred compensation.................................       186,768       (148,619)     3,949,000
                                                              ------------   ------------   ------------
         Net cash provided by operating activities..........       113,901      4,310,099      4,508,274
                                                              ------------   ------------   ------------
INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary, net of cash
    relinquished............................................            --             --      2,499,262
  Purchases of property and equipment, net..................    (6,418,278)    (7,809,653)    (2,060,125)
  Sale (purchase) of investments............................     3,719,740    (20,494,443)            --
  Purchase of software licensing agreement..................            --             --     (1,623,750)
  Capitalized software development costs....................    (1,611,650)    (1,997,837)      (819,105)
  Capitalized contract implementation costs.................    (4,846,833)      (432,064)            --
  Facility acquisition costs................................   (18,106,685)    (3,000,000)            --
  Acquisition of subsidiary, net of cash acquired...........            --    (24,237,161)   (17,118,849)
                                                              ------------   ------------   ------------
         Net cash used in investing activities..............   (27,263,706)   (57,971,158)   (19,122,567)
                                                              ------------   ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from borrowings..................................            --             --      8,677,503
  Repayment of borrowings...................................      (383,402)    (1,128,434)   (10,792,589)
  Repayment of borrowings to shareholder....................            --             --       (995,706)
  Contribution from shareholder.............................            --             --     10,500,000
  Issuance of common stock, net of issuance costs paid......            --     52,980,813     34,635,603
  Proceeds from exercises under stock plans, net............       832,272      1,369,324             --
  Bank overdrafts...........................................            --             --        265,407
                                                              ------------   ------------   ------------
         Net cash provided by investing activities..........       448,870     53,221,703     42,290,218
                                                              ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (26,700,935)      (439,356)    27,675,925
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    27,599,967     28,039,323        363,398
                                                              ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $    899,032   $ 27,599,967   $ 28,039,323
                                                              ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid.............................................  $     14,150   $     56,682   $    360,083
                                                              ============   ============   ============
  Income taxes paid (refunded)..............................  $  5,481,917   $  7,463,624   $    (48,686)
                                                              ============   ============   ============
  Noncash investing activities -- contribution of fixed
    assets from shareholder.................................  $         --   $         --   $  1,308,191
                                                              ============   ============   ============

          See accompanying notes to consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General -- INSpire Insurance Solutions, Inc. and subsidiary ("INSpire" or the "Company") is a provider of policy and claims administration and information technology ("IT") outsourcing services to the property and casualty ("P&C") insurance industry. Until recently, the Company also marketed and licensed computer software to the P&C insurance industry. The Company sells its services and products directly to the customer. The majority of sales are in North America. Prior to the initial public offering of common stock on August 22, 1997, the Company was a wholly owned subsidiary of The Millers Insurance Company ("Millers Insurance") (formerly The Millers Mutual Fire Insurance Company).

     Basis of Presentation -- The consolidated financial statements include the financial statements of INSpire and its wholly owned subsidiary, INSpire Claims Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Property and Equipment -- The Company records property and equipment at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based on the estimated useful lives of assets, which range from three to ten years. Leasehold improvements are amortized over the lease term or the estimated useful life, whichever is less. Repairs and maintenance are charged to operating expenses as incurred.

     Revenue Recognition -- Revenues from outsourcing services are recognized as services are rendered. INSpire is typically paid a percentage of premiums written for policy administration services, a percentage of premiums earned or claims paid for claims administration services and a percentage of premiums written, subject to a minimum fee, for IT services. Outsourcing services contracts generally are for terms of two to ten years. Due to the ongoing nature of these outsourcing services and the length of the terms of the service contracts, outsourcing services generate recurring revenues. Initial installations of software systems generally include a one-time license fee and a contract for the installation and customization of the system to meet the customer's specifications, which INSpire bills at an hourly rate. Amounts charged for the initial license and the installation and customization of systems are recognized as revenue during the installation period in proportion to the hours expended for installation compared to the total hours projected for installation. In other instances, revenues are recognized based on performance milestones specified in the contract. INSpire recognizes the annual fee charged for maintenance of the customer's system over the maintenance contract period. Revenues from computer hardware and equipment sales, included in other revenues, are recognized when INSpire receives notification that the equipment has been shipped by the manufacturer and title has passed to the customer. Changes in estimates of percentage of completion or losses, if any, associated with software services are recognized in the period in which they are determined. Losses, if any, associated with outsourcing services are recognized in the period in which they are determined. Unearned revenues consist of billings to customers in advance of revenues recognized on such services. Unbilled receivables consist of revenues recognized in advance of billings due to timing differences related to billing schedules specified in contracts.

     Income Taxes -- Prior to the initial public offering on August 22, 1997, Millers Insurance and its subsidiaries, including the Company, filed a consolidated federal income tax return. In accordance with federal income tax regulations, all corporations included in a consolidated tax return were jointly and severally liable for all tax liabilities. A tax sharing agreement among Millers Insurance, the Company and the other subsidiaries of Millers Insurance (the "Tax Allocation Agreement") provided that taxes on income were charged to profitable subsidiaries as if they were filing their own separate returns. Subsidiaries with losses were given credit for tax benefits of their losses to the extent utilized to reduce the consolidated tax liability or to the extent the benefits are funded currently. Subsidiaries received the benefit of all tax credits. Intercompany tax balances were settled annually. Effective August 23, 1997, the Tax Allocation Agreement was terminated as it related to the Company. The agreement to terminate the Tax Allocation Agreement provides that the Company will indemnify the other members of the Millers Insurance consolidated tax group for any of the

                       INSPIRE INSURANCE SOLUTIONS, INC.

group's income taxes and related expenses attributable to the Company and Millers Mutual will indemnify the Company for any income taxes and related expenses attributable to any members of the tax group other than the Company's.

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

     Research and Development -- INSpire incurs research and development costs that relate primarily to the development of new services and products and major enhancements to existing services and products. Research and development costs are comprised primarily of salaries. INSpire expenses or capitalizes, as appropriate, these research and development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All research and development costs incurred prior to the time management believes a project has reached "technological feasibility" are expensed. Software production costs incurred subsequent to reaching technological feasibility are capitalized, if material, and reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized over the expected service life of the related software, generally three to seven years, using the straight-line method. The cost and related accumulated amortization of projects are written off as they become fully amortized.

     The Company assesses the recoverability of these costs by determining whether the carrying amount of the capitalized costs can be recovered through undiscounted future operating cash flows.

     Cash and Cash Equivalents -- For the purposes of reporting cash flows, cash and cash equivalents include investments readily convertible to cash with remaining maturities at date of purchase of three months or less.

     Intangibles and Other Assets -- Costs in excess of net assets acquired are amortized over periods ranging from five to twenty years using the straight-line method. Acquired software and other intangibles are amortized over a period of five to ten years using the straight-line method. Deferred contract costs are comprised of the incremental fees and direct costs associated with long-term outsourcing service agreements and are amortized over the related contract period of up to ten years using the straight-line method. The Company periodically evaluates the carrying value of long lived assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between net book value and estimated discounted future cash flows, and is charged to expense in the period identified.

     Financial Instruments -- The Company does not have any derivative financial instruments as of December 31, 1999. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available for sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1999, the costs of the securities approximate their fair market value. The Company believes that the market risk arising from holdings of its financial instruments is not material. The carrying amounts for the Company's cash, investments, and accounts receivable approximate fair value at December 31, 1999.

                       INSPIRE INSURANCE SOLUTIONS, INC.

     Concentrations of Credit Risk -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its holdings of cash and marketable securities. The Company's credit risk is managed by investing its cash and marketable securities in money market instruments and securities of the U.S. government and its agencies, municipalities and high-quality corporate issuers. At December 31, 1999, the Company had no significant concentrations of credit risk.

     Net Income (Loss) Per Share -- Net income (loss) per share of the Company is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share considers the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. The weighted average number of shares (basic) was 18,930,371 in 1999, 17,854,390 in 1998 and 12,206,055 in 1997 after giving effect to the stock dividends paid in August 1998 and March and June 1997. The weighted average number of shares (diluted) was 18,930,371 in 1999, 19,838,583 in 1998 and 13,173,746 in 1997.

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1999            1998           1997
                                                             -----------     ----------     ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic
  Average shares outstanding...............................     18,930         17,854         12,206
                                                              ========        =======        =======
  Net income (loss)........................................   $(19,690)       $11,570        $ 1,716
                                                              ========        =======        =======
  Per share amount.........................................   $  (1.04)       $  0.65        $  0.14
                                                              ========        =======        =======
Diluted
  Average shares outstanding...............................     18,930         17,854         12,206
  Net effect of dilutive stock options based on the
     treasury stock method using the average market
     price.................................................         --          1,985            968
                                                              --------        -------        -------
  Total....................................................     18,930         19,839         13,174
                                                              ========        =======        =======
  Net income (loss)........................................   $(19,690)       $11,570        $ 1,716
                                                              ========        =======        =======
  Per share amount.........................................   $  (1.04)       $  0.58        $  0.13
                                                              ========        =======        =======

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

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 is effective for the Company's fiscal year ended December 31, 1999. SOP 98-5 requires costs of

                       INSPIRE INSURANCE SOLUTIONS, INC.

start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

2. ACCOUNTS RECEIVABLE

     Accounts receivable is comprised of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Accounts receivable -- trade...............................  $33,912,215   $18,802,382
Other......................................................      219,835       293,884
                                                             -----------   -----------
                                                              34,132,050    19,096,266
Allowance for doubtful accounts............................   (9,538,878)     (494,542)
                                                             -----------   -----------
                                                             $24,593,172   $18,601,724
                                                             ===========   ===========

     The following table summarizes activity in the allowance for doubtful accounts for the three years ended December 31, 1999:

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        1999         1998       1997
                                                     -----------   --------   --------
Balance at beginning of period.....................  $   494,542   $303,022   $     --
Additions:
  Charged to costs and expenses....................   10,990,519    275,000     71,120
  Charged to other accounts(1).....................           --         --    231,902
Deductions(2)......................................    1,946,183     83,480         --
                                                     -----------   --------   --------
Balance at end of period...........................  $ 9,538,878   $494,542   $303,022
                                                     ===========   ========   ========

---------------

(1) Recorded in connection with net assets acquired from Strategic Data Systems, Inc. in March 1997.

(2)  Represents amounts written off as uncollectible.

                       INSPIRE INSURANCE SOLUTIONS, INC.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1999           1998
                                                           ------------   ------------
Computer equipment.......................................  $ 19,397,149   $ 16,583,024
Office equipment.........................................     4,696,818      3,923,522
Automobiles..............................................       239,687        228,287
Airplanes................................................     3,167,581      3,167,581
Leasehold improvements...................................     4,128,906      1,601,695
                                                           ------------   ------------
                                                             31,630,141     25,504,109
Accumulated depreciation.................................   (17,450,341)   (13,679,322)
                                                           ------------   ------------
                                                           $ 14,179,800   $ 11,824,787
                                                           ============   ============

     Depreciation expense was approximately $4,063,000, $3,179,000, and $2,263,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

4. RESEARCH AND DEVELOPMENT

     Research and development costs were approximately $6,807,000, $4,981,000 and $2,009,000 for the years ended December 31, 1999, 1998 and 1997, respectively, including capitalized software costs of approximately $1,612,000, $1,998,000 and $819,000.

5. INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Costs in excess of net assets acquired, net of accumulated
  amortization of $2,550,767 and $2,119,521...............   $47,920,956   $32,896,217
Acquired software, net of accumulated amortization of
  $84,461 and $2,290,500..................................     1,740,863     4,609,500
Other intangibles, net of accumulated amortization of $0
  and $406,328............................................            --     2,820,614
Software license agreement................................            --     1,623,750
Capitalized contract implementation costs.................     5,278,897       432,064
Other assets..............................................     1,329,130     1,617,745
                                                             -----------   -----------
                                                             $56,269,846   $43,999,890
                                                             ===========   ===========

     Amortization expense was approximately $5,123,000, $3,031,000 and $1,738,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company recognized an impairment charge in September 1999 of $16,756,701 for certain intangible assets, including a substantial portion of the goodwill and software acquired in the purchases of Strategic Data Systems, Inc. in March 1997 and Paragon Interface, Inc. in April 1998, the software license associated with the Company's agreement with Cover-All Systems, Inc. entered into in October 1997, and internally capitalized software production costs. The Company periodically evaluates the carrying value of long lived assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between net book value and estimated discounted future

                       INSPIRE INSURANCE SOLUTIONS, INC.

cash flows, and is charged to expense in the period identified. The impairment charge was necessitated by the Company's determination, based on recent operating results, that the future expected sales and cash flows from the Company's software operations would be significantly lower than previously expected.

     Effective April 1, 1999, INSpire entered into an Asset Purchase Agreement with The Robert Plan Corporation ("The Robert Plan"), pursuant to which INSpire agreed to acquire from The Robert Plan certain assets and employees used in the conduct of its policy and claims administration. Costs in excess of net assets acquired associated with The Robert Plan acquisition were $9,524,000.

     Effective June 1, 1999, INSpire entered into an Asset and Employee Transfer Agreement with Island Insurance Company, Ltd. ("Island Group"), pursuant to which INSpire agreed to acquire from Island Group certain assets and employees used in the conduct of its policy and claims administration. Costs in excess of net assets acquired associated with the Island Group acquisition were $9,046,000, which included the fair value of an option issued to Island Group to purchase 105,000 shares of common stock, par value $.01 per share ("Common Stock") of INSpire (the "Island Option"). The fair value of the Island Option on the date of grant was estimated to be approximately $951,000 using the Black-Scholes option pricing model, assuming a risk-free interest rate of 6%, no dividends, an expected option life of ten years and a volatility factor of 58%.

6. OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
Accrued acquisition costs...................................  $ 9,100,000   $       --
Accrued severance costs.....................................    1,380,050           --
Other accrued expenses......................................    8,563,085    2,455,309
                                                              -----------   ----------
                                                              $19,043,135   $2,455,309
                                                              ===========   ==========

7. LONG-TERM DEBT

     On August 22, 1997, the Company entered into a note agreement with a financial institution to pay the cost of three-year professional liability and directors and officers insurance policies. The note was payable in monthly principal and interest installments of $54,424 through July 1999 and had a balance of $383,402 at December 31, 1998.

                       INSPIRE INSURANCE SOLUTIONS, INC.

8. INCOME TAXES

     Federal income tax benefit (expense) consists of the following components:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999          1998          1997
                                                -----------   -----------   -----------
Current:
  Federal.....................................  $  (409,709)  $(2,019,220)  $(3,048,994)
  State and local.............................      (41,340)     (278,329)     (634,881)
Deferred:
  Federal.....................................    5,363,885      (758,861)    2,554,340
  State and local.............................      814,488      (111,597)      328,317
Other:
  Tax deduction credited to paid in capital
     from exercise of stock options...........   (1,384,025)   (3,538,424)           --
                                                -----------   -----------   -----------
                                                $ 4,343,299   $(6,706,431)  $  (801,218)
                                                ===========   ===========   ===========

     A reconciliation of income tax expense computed by applying the federal statutory tax rate of 34% to income before income taxes, to the reported income taxes is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    1999          1998         1997
                                                 -----------   -----------   ---------
Income tax benefit (expense) at statutory
  rate.........................................  $ 8,171,351   $(6,213,928)  $(855,881)
State income taxes, net of federal income tax
  benefit (expense)............................      386,566      (295,294)    (91,000)
Valuation of temporary differences.............           --            --     277,000
Tax-exempt interest............................      417,168       555,765          --
Goodwill.......................................   (4,205,245)     (369,367)   (254,512)
Research and development credits...............           --       100,000     100,000
Other..........................................     (426,541)     (483,607)     23,175
                                                 -----------   -----------   ---------
                                                 $ 4,343,299   $(6,706,431)  $(801,218)
                                                 ===========   ===========   =========

                       INSPIRE INSURANCE SOLUTIONS, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Deferred income tax assets:
Current:
  Accounts receivable......................................  $ 3,720,162   $   153,871
  Accrued expenses.........................................    2,033,581     1,022,815
                                                             -----------   -----------
                                                               5,753,743     1,176,686
Noncurrent:
  Prepaid royalties........................................      633,263            --
  Property and equipment...................................       91,807            --
                                                             -----------   -----------
                                                                 725,070            --
          Total deferred income tax assets.................    6,478,813     1,176,686
                                                             -----------   -----------
Deferred income tax liabilities:
Noncurrent:
  Property and equipment...................................           --       462,723
  Capitalized contract implementation costs................    1,982,276            --
  Capitalized research and development.....................       69,485       977,295
  Acquired software........................................      678,938     2,166,927
                                                             -----------   -----------
          Total deferred income tax liabilities............    2,730,699     3,606,945
                                                             -----------   -----------
Net deferred income tax assets (liabilities)...............  $ 3,748,114   $(2,430,259)
                                                             ===========   ===========
Represented on the balance sheet as:
  Current deferred income tax assets.......................  $ 5,753,743   $ 1,176,686
  Noncurrent deferred income tax liabilities...............   (2,005,629)   (3,606,945)
                                                             -----------   -----------
                                                             $ 3,748,114   $(2,430,259)
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

9. RELATED PARTY TRANSACTIONS

     The Company provides outsourcing services and software and software services to Millers Insurance, a shareholder of the Company, The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, and Millers American Group, Inc. ("Millers American"), of which Millers Insurance is an indirect wholly-owned subsidiary, under the terms of various agreements. On December 30, 1999, INSpire and various Millers American subsidiaries entered into a five-year Master Services Agreement that superceded existing outsourcing services agreements with Millers Insurance and Millers Casualty. Total fees earned under these agreements were approximately $28,458,000, $25,750,000, and $18,864,000 in 1999, 1998, and 1997, respectively.

                       INSPIRE INSURANCE SOLUTIONS, INC.

     On September 1, 1999, INSpire entered into an Asset and Employee Transfer Agreement with Millers American (the "Phoenix Acquisition"), pursuant to which INSpire agreed to acquire from Millers American for a purchase price of $3,500,000 certain assets and employees used in the conduct of its policy and claims administration with respect to its policies written by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), a wholly-owned subsidiary of Millers American. In conjunction with this transaction, which is expected to close upon obtaining all necessary regulatory authority approvals, INSpire entered into a Service Addendum to the Company's Master Services Agreement with Millers American to provide certain policy and claims administration services with respect to the Phoenix Indemnity book of business for a period of ten years beginning September 1, 1999.

     From July 1, 1995 through December 31, 1997, the Company had various agreements with Millers Insurance to provide the Company with management and administrative services. Total fees paid by the Company in 1997 were approximately $1,290,000. Effective January 1, 1998, a new agreement was entered into, whereby the Company provides benefits administration services to Millers Insurance and Millers Casualty for a monthly fee of $15,000. Total fees earned under this agreement for 1999 and 1998 were $180,000 each year.

     The Company incurred rental expenses to Millers Insurance for office space, totaling approximately $273,000 and $316,500 for 1998 and 1997, respectively. In November 1998, Millers Insurance sold the building in which INSpire's headquarters are located to a partnership which is 100% owned by certain members of the Company's board of directors and the Company's chief executive officer. INSpire incurred approximately $835,000 and $138,000 of rental expense under this agreement for the years ended December 31, 1999 and 1998, respectively.

     There was a net receivable due from Millers American of approximately $5,189,000 and $1,996,000 at December 31, 1999 and 1998, respectively.

10. EMPLOYEE BENEFIT PLANS

     Prior to August 1997, substantially all of the Company's employees were covered by a defined benefit pension plan (the "Pension Plan") sponsored by Millers Insurance that provided retirement, death and disability benefits for full-time employees completing at least 1,000 hours of service. The Company made annual contributions to the Pension Plan equal to the amounts accrued for pension expense, including amortization of past service cost over 30 years. Contributions to the Pension Plan were determined by consulting actuaries based upon future periodic payments, including lump-sum distributions that were attributable under the Pension Plan's provisions to the service employees had rendered. No expense was incurred relative to the Pension Plan during 1997, as the pension plan was over-funded. In addition, the Company participated in a defined contribution profit sharing plan sponsored by Millers Insurance that covered substantially all of its employees (the "Profit Sharing Plan"). There were no contributions made by the Company to the Profit Sharing Plan in 1997. In July 1997, the Board of Directors approved the termination of the Company's participation in the Pension Plan and the Profit Sharing Plan. The effects of termination of the Company's participation in the Pension Plan and the Profit Sharing Plan were immaterial to the Company's financial position, results of operations and cash flows.

     In July 1997, the Company adopted a 401(k) plan (the "Plan") covering all employees who meet certain minimum age and length of service requirements. The Plan provides for payment of the employee's vested portion of the Plan upon retirement, termination, disability or death. Discretionary contributions may be made to the Plan under the direction of the Company's Board of Directors. The Company made contributions of approximately $973,000, $592,000 and $434,000 and incurred expenses of approximately $51,000, $19,000 and $8,000 related to the Plan for the years ended December 31, 1999, 1998 and 1997, respectively.

                       INSPIRE INSURANCE SOLUTIONS, INC.

11. EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

     As of December 31, 1999, the Company's employee and director stock option plans have authorized the grant of options to employees and outside directors for up to 4,575,000 shares of the Company's Common Stock. The Company adopted the Second Amended and Restated 1997 Stock Option Plan (the "Stock Option Plan") in February 1998, which was approved by the shareholders in April 1998 and which provides for the grant of incentive and nonqualified options to purchase up to 4,500,000 shares of Common Stock subject to certain adjustments as described in the Stock Option Plan. Stock options are issuable only to eligible directors, officers and employees of the Company. Options granted vest over a period ranging from immediately to six years of continued employment or service to the Company.

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

     On July 30, 1997, the Board of Directors adopted the Director Stock Option Plan, which was amended by the Board of Directors in February 1998, and was approved by the shareholders in April 1998 ("Director Plan"). The Director Plan provides that each current nonemployee director be granted options to purchase 3,750 shares of Common Stock as of the effective date of the initial public offering at an exercise price equal to the initial public offering price. Such options became immediately exercisable as of the date of the initial public offering. A total of 75,000 shares has been reserved for issuance pursuant to the Director Plan. Each new nonemployee director who is elected (or appointed to fill any vacancy) as a director of the Company will be granted options under the Director Plan to purchase 3,750 shares of Common Stock at the fair market value of the Common Stock on the date of grant. Also, each nonemployee director who has previously been granted options under the Director Plan will be granted additional options under the Director Plan to purchase 375 shares of Common Stock on the day immediately after each annual meeting of shareholders of the Company subsequent to the time at which such nonemployee director is first elected or appointed as a director of the Company if such nonemployee director continues to serve as a director on such date of grant. The options under the Director Plan will vest and be exercisable as of the date of grant.

     Effective December 21, 1999, the Board of Directors approved a stock option repricing program pursuant to which 877,657 stock options were amended to have an exercise price of $6.00. All other terms of the options, including vesting and expiration dates, remained the same. Repriced options are reflected in the stock option activity table below as forfeited and granted options at the date of repricing.

                       INSPIRE INSURANCE SOLUTIONS, INC.

     The following table summarizes the stock option activity under the Stock Option Plan and Director Plan for the three years ended December 31, 1999 after giving effect to the stock dividend paid in August 1998:

                                                                                WEIGHTED
                                               NUMBER OF    EXERCISE PRICE      AVERAGE
                                                OPTIONS       PER OPTION     EXERCISE PRICE
                                               ----------   --------------   --------------
Options outstanding as of January 1, 1997....           0
  Options granted............................   3,038,814   $ 0.87-$ 8.00        $ 5.05
  Options forfeited..........................     (40,345)  $ 0.87-$ 8.00        $ 6.08
                                               ----------
Options outstanding as of December 31,
  1997.......................................   2,998,469   $ 0.87-$ 8.00        $ 5.03
  Options granted............................   1,233,615   $13.96-$26.50        $21.31
  Options exercised..........................    (698,958)  $ 0.87-$ 8.00        $ 2.23
  Options forfeited..........................    (308,279)  $ 0.87-$22.00        $ 6.39
                                               ----------
Options outstanding as of December 31,
  1998.......................................   3,224,847   $ 0.87-$26.50        $11.67
  Options granted............................   2,004,407   $ 4.11-$19.06        $ 8.97
  Options exercised..........................    (312,457)  $ 0.87-$ 8.00        $ 3.28
  Options forfeited..........................  (1,741,650)  $ 6.00-$26.50        $16.55
                                               ----------
Options outstanding as of December 31,
  1999.......................................   3,175,147   $ 0.87-$26.50        $ 8.07
                                               ==========
Exercisable as of December 31, 1999..........   1,617,185   $ 0.87-$26.50        $ 6.36
                                               ==========
Options available for grant..................     388,438
                                               ==========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, based on the following assumptions for options granted in 1999, 1998 and 1997, respectively: risk-free interest rates of 6.7%, 5.5% and 6.3%; expected lives of 4.5 years, 4.7 years and 4.7 years; volatility factors of 70%, 58% and 17%; and no dividends.

     Under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company recognized no compensation expense for the years ended December 31, 1999 and 1998, as the exercise price of all stock options granted under the terms of the Stock Option Plan was at or above the fair market value of the Common Stock at the date of grant. For the year ended December 31, 1997, the Company recognized $3,949,000 of compensation expense relating to stock options as the stock options granted were at an exercise price that was less than the estimated fair market value of the Common Stock at the date of grant. Had the Company implemented SFAS 123, "Accounting for Stock-Based Compensation," the Company's compensation expense would have increased by approximately $8,317,000, $6,337,000 and $126,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's pro forma net income
(loss), net income (loss) per share (basic) and net income (loss) per share (diluted), considering the effects of implementing SFAS 123, net of tax effects, would have been approximately $(25,013,000), $7,512,000 and $1,633,000, $(1.32),
$0.42 and $0.13, $(1.32), $0.38 and $0.13, respectively, for the years ended December 31, 1999, 1998 and 1997.

     The weighted average fair value of options granted during the year ended December 31, 1999 was $4.83 compared to $11.47 for the year ended December 31, 1998 and $3.04 for the year ended December 31, 1997. There were no options granted during 1999 at a value less than market value on the date of grant. All options granted expire six years from date of grant.

                       INSPIRE INSURANCE SOLUTIONS, INC.

     The following table summarizes the stock options outstanding under the Stock Option Plan and Director Plan as of December 31, 1999:

                                 WEIGHTED
                                  AVERAGE
                  NUMBER OF      REMAINING         WEIGHTED       NUMBER OF       WEIGHTED
   RANGE OF        OPTIONS      CONTRACTUAL        AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICES  OUTSTANDING  LIFE (IN YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------  -----------  ---------------   --------------   -----------   --------------
$ 0.87-$ 2.50..     376,523         3.2             $ 0.87          376,523        $ 0.87
$ 2.51-$ 4.50..     404,000         6.0             $ 4.11                0        $ 0.00
$ 4.51-$ 7.50..     907,712         4.4             $ 6.02          263,750        $ 6.00
$ 7.51-$10.50..     912,352         3.6             $ 8.00          912,352        $ 8.00
$10.51-$18.50..     300,000         5.0             $16.13           60,000        $16.13
$18.51-$26.50..     274,560         4.2             $22.02            4,560        $23.50
                  ---------         ---             ------        ---------        ------
                  3,175,147         4.3             $ 8.07        1,617,185        $ 6.36
                  =========         ===             ======        =========        ======

12. EMPLOYEE STOCK PURCHASE PLAN

     In July 1997 the Board of Directors adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which a total of 637,500 shares of Common Stock has been reserved for issuance. Any employee who has been employed by the Company for 90 days is eligible to participate in offerings under the Stock Purchase Plan.

     The Stock Purchase Plan was initially implemented by an offering of 37,500 shares of Common Stock from October 1, 1997 to December 31, 1997. Pursuant to such offering, 9,360 shares of Common Stock were purchased by participants under the Stock Purchase Plan. During 1998 and 1999, offerings of 75,000 shares each were made on January 1 and July 1, respectively. As a result of these offerings, participants purchased 16,760 and 13,741 shares in 1998 and 18,455 and 30,691 shares in 1999, respectively, of Common Stock. The Company anticipates that the Stock Purchase Plan will be further implemented by four additional semiannual offerings of Common Stock beginning on January 1 and July 1 for each of the years 2000 and 2001. The maximum number of shares issued in each semi-annual offering will be 75,000 shares plus the cumulative number of unissued shares from prior offerings under the Stock Purchase Plan.

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

     Unless a participant gives written notice to the Company, such participant's option for the purchase of Common Stock with payroll deductions made during an offering shall be deemed to have been exercised automatically on the offering termination date applicable to such offering, for the purchase of the number of full shares of Common Stock that the accumulated payroll deductions at that time will purchase at the applicable option price. A participant may withdraw payroll deductions credited to his account under the Stock Purchase Plan at any time prior to the offering termination date.

                       INSPIRE INSURANCE SOLUTIONS, INC.

13. SHAREHOLDERS' EQUITY

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

     On July 30, 1997, the Board of Directors authorized 300,000 shares of Series A Junior Preferred Stock, par value $1.00 per share, adopted the Rights Agreement ("Rights Agreement") and authorized and declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock to Millers Insurance under the terms of the Rights Agreement. One Right will thereafter be issued for each share of Common Stock that was outstanding between the date of adoption of the Rights Agreement and the earlier of the date the Rights become exercisable or are redeemed and the termination of the Rights Agreement. Accordingly, one Right has been issued for each share of Common Stock outstanding. Each Right represents the right to purchase one one-hundredth of a share of Series A Junior Preferred Stock at a price of $100.00, subject to adjustment. The Rights are exercisable only in the event that a person or group (with certain exceptions) becomes the beneficial owner of shares representing 15% or more of the voting power of the Company, or announces or commences a tender or exchange offer that would result in the acquisition of such number of shares. The Rights Agreement expires ten years from the date of adoption.

14. TRANSACTIONS WITH MAJOR CUSTOMERS

     In addition to the outsourcing revenues derived from Millers American (see
Note 9), for the years ended December 31, 1999, 1998 and 1997 one customer accounted for approximately 7%, 13% and 16% of revenues, respectively. In addition, for the year ended December 31, 1999, two other customers accounted for approximately 23% and 14% of revenues, respectively.

15. SALE OF SUBSIDIARY

     On September 15, 1997, the Company sold Applied Quoting Systems, Inc. ("AQS"), a wholly-owned subsidiary of INSpire, for $2,500,000. The sale resulted in a gain of approximately $1,634,000. For the period from March 12, 1997 (the date of acquisition) through September 15, 1997 (date of sale), AQS had revenues of approximately $2,535,000 and net income of approximately $376,000. Net income per common share from the separate operations of AQS for the period of March 12, 1997 through September 15, 1997 was $.03. Total assets and total liabilities of AQS on the date of sale were approximately $1,228,000 and $412,000, respectively.

16. COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company leases certain office space and equipment under operating leases and a sublease for periods ranging from one to ten years. Rentals on operating leases (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to approximately $9,368,000, $5,660,000 and $3,818,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These leases generally

                       INSPIRE INSURANCE SOLUTIONS, INC.

contain optional renewal provisions for one or more periods. Future annual minimum lease payments for each of the next five years and in the aggregate are:

2000....................................................    7,640,586
2001....................................................    6,327,234
2002....................................................    5,045,198
2003....................................................    4,098,519
2004....................................................    2,873,046
Thereafter..............................................    8,092,860
                                                          -----------
                                                          $34,077,443
                                                          ===========

     Employment Agreements -- The Company has employment agreements with certain key officers that provide for minimum annual salaries aggregating approximately $735,000 and an annual bonus based on the Company's operating performance.

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

     From time to time the Company receives various claims incidental to its business, including claims alleging breach of warranty, breach of contract, deceptive trade practices and similar claims under license agreements and other agreements with customers of the Company. Such claims include a lawsuit filed on June 23, 1999 in the United States District Court for the Eastern District of North Carolina by Medical Mutual Insurance Company of North Carolina ("Medical Mutual"), a former customer of the Company (Medical Mutual Insurance Company of North Carolina vs. INSpire Insurance Solutions, Inc. (5-99CV-416-F3)). Medical Mutual seeks recovery for an amount of at least approximately $696,000 previously paid to the Company, damages in excess of $1.0 million, a declaratory judgment that approximately $1.1 million invoiced to such customer is not owed and treble damages and attorney fees. The Company intends to vigorously defend this lawsuit, and has filed a counterclaim seeking recovery of approximately $1.1 million invoiced to such customer and attorney fees. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

     Such claims also include a lawsuit filed on November 9, 1999 in the United States District Court for the Northern District of Illinois by Zurich American Insurance Company ("Zurich"), a former customer of the Company (Zurich American Insurance Company vs. INSpire Insurance Solutions, Inc. (99C-7288)). Zurich seeks recovery for an amount of at least approximately $4.3 million previously paid to the Company, a declaratory judgment that approximately $2.0 million invoiced to such customer is not owed and damages to compensate Zurich for INSpire's alleged breaches of contract. The Company intends to vigorously defend this lawsuit, and has filed a counterclaim seeking recovery of approximately $2.0 million invoiced to such customer and attorney fees. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

     In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for WPC and other software products, and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that INSpire did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and

                       INSPIRE INSURANCE SOLUTIONS, INC.

demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by INSpire's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. On December 21, 1999, INSpire filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, restricting the surety from paying $3.7 million to Sul America until a final decision is rendered in the ordinary lawsuit to be filed. The Company intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

     On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff seeks monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, have been filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The Company intends to defend these suits vigorously in all aspects. However, the ultimate outcome of this matter cannot presently be determined.

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Stock Purchase Agreement, dated as of October 29, 1998, by and among INSpire, ACM and the shareholders of ACM
                            (Incorporated by reference to Exhibit 2.1 of INSpire's
                            Form 8-K, dated December 1, 1998 and filed on December
                            14, 1998).
          2.2            -- Asset Purchase Agreement, dated as of October 29, 1998, by and between INSpire and AGIA (Incorporated by
                            reference to Exhibit 2.2 of INSpire's Form 8-K, dated
                            December 1, 1998 and filed on December 14, 1998).
          2.3            -- Form of Stock Purchase Agreement, dated April 20, 1998, by and among INSpire, Paragon and the shareholders of
                            Paragon (Incorporated by reference to Exhibit 2.1 of
                            INSpire's Form 10-Q for the three months ended March 31,
                            1998, filed on May 14, 1998).
          3.1            -- Restated Articles of Incorporation of INSpire and
                            Articles of Amendment No. 1 thereto (Incorporated by
                            reference to Exhibit 3.1 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
          3.2            -- Amended and Restated Bylaws of INSpire (Incorporated by
                            reference to Exhibit 3.2 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
          3.3            -- Form of First Amendment to the Bylaws of INSpire
                            (Incorporated by reference to Exhibit 3.3 of INSpire's
                            Form 10-Q for the three months ended March 31, 1998,
                            filed on May 14, 1998).
          4.1            -- Specimen Certificate for shares of Common Stock of
                            INSpire (Incorporated by reference to Exhibit 4.1 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
          4.2            -- Form of Amended and Restated Rights Agreement, by and
                            between INSpire and U.S. Trust Company of Texas, N.A.,
                            dated as of December 18, 1998 (Incorporated by reference
                            to Exhibit 4.2 of INSpire's Form 10-K for the year ended
                            December 31, 1998, filed on March 25, 1999).
         10.1            -- Benefits Administration Contract, dated as of July 1,
                            1997, by and between INSpire and Millers Mutual
                            (Incorporated by reference to Exhibit 10.1 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.2            -- Amended Service Contract, dated as of July 1, 1997, by
                            and among INSpire, Millers Mutual and Millers Casualty
                            (Incorporated by reference to Exhibit 10.2 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.3            -- Amended Information Services Contract, dated as of July
                            1, 1997, by and among INSpire, Millers Mutual and Millers
                            Casualty (Incorporated by reference to Exhibit 10.3 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
         10.4            -- Form of Agreement to Lease Office Space, effective as of
                            May 1, 1996, by and between INSpire and Millers Mutual
                            (Incorporated by reference to Exhibit 10.4 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.5            -- Form of Sublease Agreement, effective as of January 1,
                            1997, by and between INSpire and Millers Mutual
                            (Incorporated by reference to Exhibit 10.5 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.6            -- Claims Life Cycle Services Agreement, effective as of
                            August 15, 1996, by and among INSpire, Blanch Wholesale
                            Insurance Services, Inc. and Blanch Insurance Services,
                            Inc. (Incorporated by reference to Exhibit 10.6 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
         10.7            -- Amendment No. 1 to Claims Life Cycle Services Agreement,
                            dated as of June 27, 1997 (Incorporated by reference to
                            Exhibit 10.7 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.8            -- Policy Life Cycle Services Agreement, effective as of
                            August 15, 1996, by and among INSpire, Blanch Wholesale
                            Insurance Services, Inc., and Blanch Insurance Services,
                            Inc. (Incorporated by reference to Exhibit 10.8 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
         10.9            -- Form of Amendment No. 1 to Policy Life Cycle Services
                            Agreement, effective as of August 15, 1996 (Incorporated
                            by reference to Exhibit 10.9 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
         10.10           -- Administration Services Agreement, effective as of March
                            12, 1996, by and among State Corporation Commission of
                            the Commonwealth of Virginia as Deputy Receiver for HOW
                            Insurance Company, Home Warranty Corporation, and Home
                            Owners Warranty Corporation, In Receivership, and INSpire
                            (Incorporated by reference to Exhibit 10.10 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.11           -- Form of Indemnification Agreement with a schedule of
                            director signatories (Incorporated by reference to
                            Exhibit 10.11 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.12           -- Employment Agreement, effective as of July 1, 1997, by
                            and between INSpire and F. George Dunham, III
                            (Incorporated by reference to Exhibit 10.12 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.13           -- Form of License Agreement (Incorporated by reference to
                            Exhibit 10.24 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.14           -- Building Lease, dated March 12, 1997, between SDS and
                            Riverview Building, LLC (Incorporated by reference to
                            Exhibit 10.15 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.15           -- Form of System Support Agreement (Incorporated by
                            reference to Exhibit 10.25 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
         10.16           -- Form of Implementation Support Agreement (Incorporated by
                            reference to Exhibit 10.26 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
         10.17           -- Form of Accelerated Enhancement Plan Agreement
                            (Incorporated by reference to Exhibit 10.27 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.18           -- Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.29 of INSpire's Registration Statement on
                            Form S-1, Registration No. 333-31173).
         10.19           -- Consolidated Federal Income Tax Allocation Agreement
                            effective January 1, 1994 by and between INSpire and
                            Millers Mutual, as amended by Addendum No. 1 and Addendum
                            No. 2 thereto (Incorporated by reference to Exhibit 10.30
                            of INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
         10.20           -- Form of Policy Life Cycle Services Agreement, effective as of May 1, 1997, by and between INSpire and Millers
                            Casualty (Incorporated by reference to Exhibit 10.31 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.21           -- Form of Claims Life Cycle Services Agreement, effective as of June 1, 1997, by and between INSpire and Millers
                            Casualty (Incorporated by reference to Exhibit 10.32 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
         10.22           -- Form of Employment Agreement, effective as of July 1,
                            1997, by and between INSpire and Jeffrey W. Robinson
                            (Incorporated by reference to Exhibit 10.35 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.23           -- Director Stock Option Plan (Incorporated by reference to
                            Exhibit 10.36 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.24           -- Form of Director Stock Option Agreement (Incorporated by
                            reference to Exhibit 10.37 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-31173).
         10.25           -- Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.38 of INSpire's Registration Statement on
                            Form S-1, Registration No. 333-31173).
         10.26           -- Claims Administration Agreement, effective April 1, 1997, by and between INSpire and the Specialty Personal Lines
                            Division of Millers Mutual (Incorporated by reference to
                            Exhibit 10.39 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.27           -- Form of Management Agreement, effective as of January 1,
                            1996, by and between INSpire and Millers Mutual
                            (Incorporated by reference to Exhibit 10.40 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.28           -- Service Contract, effective as of January 1, 1996, by and between INSpire, Millers Mutual and Millers Casualty
                            (Incorporated by reference to Exhibit 10.41 of INSpire's
                            Registration Statement on Form S-1, Registration No.
                            333-31173).
         10.29           -- Form of Service Contract, effective as of December 1,
                            1996, by and between INSpire, Millers Mutual and Millers
                            Casualty (Incorporated by reference to Exhibit 10.42 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-31173).
         10.30           -- Form of Information Services Contract, effective as of
                            October 1, 1996, by and between INSpire, Millers Mutual
                            and Millers Casualty (Incorporated by reference to
                            Exhibit 10.43 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-31173).
         10.31           -- Software License and Support Services Agreement, dated
                            October 29, 1997, between INSpire and Cover-All Systems,
                            Inc. (Incorporated by reference to Exhibit 10.44 of
                            INSpire's Registration Statement on Form S-1,
                            Registration No. 333-47413).
         10.32           -- Form of Contract to Provide Services and Acquire License
                            to Use Software, dated December 29, 1997, between INSpire
                            and Sul America Cia Nacional de Seguros (Incorporated by
                            reference to Exhibit 10.45 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-47413).
         10.33           -- Form of Consulting Agreement, effective March 15, 1998, between INSpire and Stuart Warrington (Incorporated by
                            reference to Exhibit 10.46 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-47413).
         10.34           -- Form of Amendment No. 1 to Employment Agreement, dated
                            and effective as of January 1, 1998, for each of F.
                            George Dunham, III and Jeffrey W. Robinson (Incorporated
                            by reference to Exhibit 10.47 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-47413).
         10.35           -- 1998 Annual Bonus Plan (Incorporated by reference to
                            Exhibit 10.48 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-47413).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.36           -- Form of Claims Administration Services Agreement,
                            effective as of October 1, 1997, by and between INSpire,
                            Millers Mutual and Millers Casualty (Incorporated by
                            reference to Exhibit 10.49 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-47413).
         10.37           -- Form of Policy Administration Services Agreement,
                            effective as of October 1, 1997, by and between INSpire,
                            Millers Mutual and Millers Casualty (Incorporated by
                            reference to Exhibit 10.50 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-47413).
         10.38           -- Form of Second Amended Information Services Contract,
                            effective as of October 1, 1997, by and between INSpire,
                            Millers Mutual and Millers Casualty (Incorporated by
                            reference to Exhibit 10.51 of INSpire's Registration
                            Statement on Form S-1, Registration No. 333-47413).
         10.39           -- Form of Amendment No. 1 to the Policy Life Cycle Services
                            Agreement, effective October 1, 1997, by and between
                            INSpire and Millers Casualty (Incorporated by reference
                            to Exhibit 10.52 of INSpire's Registration Statement on
                            Form S-1, Registration No. 333-47413).
         10.40           -- Form of Amended and Restated Benefits Administration
                            Contract, effective as of January 1, 1998, by and between
                            INSpire and Millers Mutual (Incorporated by reference to
                            Exhibit 10.54 of INSpire's Registration Statement on Form
                            S-1, Registration No. 333-47413).
         10.41           -- Employment Agreement, dated and effective as of April 28,
                            1998, by and between INSpire and William J. Smith, III
                            (Incorporated by reference to Exhibit 10.1 of INSpire's
                            Form 10-Q for the three months ended March 31, 1998,
                            filed on May 14, 1998).
         10.42           -- Second Amended and Restated 1997 Stock Option Plan
                            (Incorporated by reference to Exhibit 10.2 of INSpire's
                            Form 10-Q for the three months ended March 31, 1998,
                            filed on May 14, 1998).
         10.43           -- Form of First Amendment to the Director Stock Option Plan
                            (Incorporated by reference to Exhibit 10.3 of INSpire's
                            Form 10-Q for the three months ended March 31, 1998,
                            filed on May 14, 1998).
         10.44           -- Form of executive employment agreement (Incorporated by reference to Exhibit 10.46 of INSpire's Form 10-K for the
                            year ended December 31, 1998, filed on March 25, 1999).
         10.45           -- Registration Rights Agreement, dated as of December 1,
                            1998 between INSpire and AGIA (Incorporated by reference
                            to Exhibit 10.2 of INSpire's Form 8-K dated December 1,
                            1998 and filed on December 14, 1998).
         10.46           -- Option Agreement, dated as of December 1, 1998, between
                            INSpire and AGIA (Incorporated by reference to Exhibit
                            10.1 of INSpire's Form 8-K dated December 1, 1998 and
                            filed on December 14, 1998).
         10.47           -- Commercial Lease Agreement, dated November 13, 1998,
                            between IIS Realty Ltd. and INSpire (Incorporated by
                            reference to Exhibit 10.50 of INSpire's Form 10-K for the
                            year ended December 31, 1998, filed on March 25, 1999).
         10.48           -- Lease, dated April 10, 1996, between ADI Arrow Partners,
                            L.P. and AGIA (Incorporated by reference to Exhibit 10.51
                            of INSpire's Form 10-K for the year ended December 31,
                            1998, filed on March 25, 1999).
         10.49           -- Office Lease, dated October 18, 1996, between Dr. Peter
                            Schmalisch and SDS (Incorporated by reference to Exhibit
                            10.52 of INSpire's Form 10-K for the year ended December
                            31, 1998, filed on March 25, 1999).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.50           -- Amendment No. 1 to the Commercial Lease Agreement,
                            effective May 1, 1999, between IIS Realty Ltd. and
                            INSpire.
         10.51           -- Amendment No. 2 to the Commercial Lease Agreement,
                            effective November 1, 1999, between IIS Realty Ltd. and
                            INSpire.
         10.52           -- Letter agreement, dated as of October 14, 1999, between
                            INSpire and Kenneth J. Meister.
         10.53           -- Letter agreement, dated as of October 14, 1999, between
                            INSpire and William J. Smith, III.
         10.54           -- Letter agreement, dated as of December 10, 1999, between
                            INSpire and William J. Smith, III.
         10.55           -- Master Services Agreement, dated as of December 30, 1999, between INSpire and Millers American Group and its
                            affiliates.
         11              -- Statement regarding Computation of Per Share Earnings.
         21              -- Subsidiaries of the Registrant.
         23              -- Consent of Deloitte & Touche LLP.
         24              -- Power of Attorney (included on signature page of this
                            Form 10-K).
         27              -- Financial Data Schedule (included in SEC-filed copy
                            only).