Form 10-K/A
period 1999-12-31
INSPIRE INSURANCE SOLUTIONS INC
filed 2000-04-28
CIK 1042051

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

     [MARK ONE]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _____________ TO ________

                        COMMISSION FILE NUMBER 000-23005

                        INSPIRE INSURANCE SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                               300 BURNETT STREET
                                FORT WORTH, TEXAS
                    (Address of Principal Executive Offices)

           TEXAS                       76102                    75-2595937
(State or Other Jurisdiction of      (Zip Code)             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2000, the aggregate market value of voting stock held by non-affiliates was $54,641,763.

As of March 1, 2000 there were 18,998,270 shares of Common Stock outstanding.

================================================================================

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to INSpire Insurance Solutions, Inc. ("INSpire" or the "Company") or its management, identify forward-looking statements. These forward-looking statements are based on information currently available to INSpire's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to difficulties associated with growth, INSpire's dependence on major customers and limited operating history, technological change, competitive factors and pricing pressures, product development risks, changes in legal and regulatory requirements, general economic conditions and other factors described elsewhere in this Form 10-K. Such statements reflect the current views of INSpire's management with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of INSpire. All subsequent written and oral forward-looking statements attributable to INSpire or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

     The undersigned registrant hereby amends and restates the information required by Item 3 of Part I and Items 10, 11, 12 and 13 of Part III of the previously filed Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time INSpire receives various claims incidental to its business, including claims alleging breach of warranty, breach of contract, deceptive trade practices and similar claims under license agreements and other agreements with customers of the Company. Such claims include a lawsuit filed on April 18, 2000 in the District Court of Texas, Tarrant County by Buena Venture Associates, L.P. ("Buena Venture"), a shareholder of INSpire (Buena Venture Associates, L.P. v. INSpire Insurance Solutions, Inc. (048-182682-00)). Buena Venture seeks a declaration that a recent amendment to the Company's bylaws adopted by the Board of Directors is invalid with respect to the 2000 annual meeting of shareholders and an injunction prohibiting its enforcement at such meeting. Buena Venture also seeks reimbursement for attorneys' fees incurred in connection with this matter. INSpire intends to defend this suit vigorously in all aspects. However, the ultimate outcome of this matter cannot presently be determined.

     Such claims also include a lawsuit filed on June 23, 1999 in the United States District Court for the Eastern District of North Carolina by Medical Mutual Insurance Company of North Carolina ("Medical Mutual"), a former customer of the Company (Medical Mutual Insurance Company of North Carolina vs. INSpire Insurance Solutions, Inc. (5-99CV-416-F3)). Medical Mutual seeks recovery for an amount of at least approximately $696,000 previously paid to the Company, damages in excess of $1.0 million, a declaratory judgment that approximately $1.1 million invoiced to such customer is not owed and treble damages and attorney fees. INSpire intends to vigorously defend this lawsuit, and has filed a counterclaim seeking recovery of approximately $1.1 million invoiced to such customer and attorneys' fees. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

     Such claims also include a lawsuit filed on November 9, 1999 in the United States District Court for the Northern District of Illinois by Zurich American Insurance Company ("Zurich"), a former customer of the Company (Zurich American Insurance Company vs. INSpire Insurance Solutions, Inc. (99C-7288)). Zurich seeks recovery for an amount of at least approximately $4.3 million previously paid to the Company, a declaratory judgment that approximately $2.0 million invoiced to such customer is not owed and damages to compensate Zurich for INSpire's alleged breaches of contract. INSpire intends to vigorously defend this lawsuit, and has filed a counterclaim seeking recovery of approximately $2.0 million invoiced to such customer and attorneys' fees. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

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

     On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et. al. vs. INSpire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule lOb-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff seeks monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, have been filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. vs. INSpire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. vs. INSpire Insurance Solutions, Inc. et. al. (7-OOCV-001-R) filed on January 3, 2000. INSpire intends to defend these suits vigorously in all aspects. However, the ultimate outcome of these matters cannot presently be determined

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The Board of Directors of INSpire currently consists of six directors. The following table sets forth certain information as of April 28, 2000 with respect to the directors of INSpire:

                                                                   POSITIONS               SERVED AS
NAME                                                     AGE      WITH COMPANY           DIRECTOR SINCE    TERM EXPIRES
----                                                     ---    ------------------       ---------------   ------------
Harvey Bartel .................................          57     Director                     1996              2000

Daniel E. Berce ...............................          46     Director                     1999              2001

R. Earl Cox, III ..............................          66     Director                     1996              2001

F. George Dunham III ..........................          41     Director and Chief           1995              2000
                                                                Executive Officer

Jeffrey W. Robinson ...........................          42     Director, President          2000              2002
                                                                and Chief
                                                                Operating Officer

Mitch S. Wynne ................................          41     Director                     1997              2002


     Mr. Bartel has served as a director of INSpire since 1996, and his current term as director expires in 2000. Mr. Bartel also served as a director of The Millers Insurance Company ("Millers Insurance") (formerly The Millers Mutual Fire Insurance Company) and The Millers Casualty Insurance Company ("Millers Casualty") from March 1995 to June 1997. Mr. Bartel has been a partner with the law firm of Cantey & Hanger, LLP since 1968.

     Mr. Berce has served as a director of INSpire since March 1999, and his current term as director expires in 2001. Mr. Berce has served as Vice Chairman of AmeriCredit Corp., a publicly traded consumer finance company ("AmeriCredit"), since November 1996. Mr. Berce has served as Chief Financial Officer and a director of AmeriCredit since May 1990 and as Treasurer of AmeriCredit from May 1990 to November 1996. Mr. Berce has also served as a director of Curative Health Services, Inc., a publicly traded health services company, since February 2000. Previously, Mr. Berce was a partner with PricewaterhouseCoopers LLP.

     Mr. Cox has served as a director of INSpire since 1996, and his current term as director expires in 2001. Mr. Cox served as a director of Millers Insurance and Millers Casualty from March 1987 to June 1997. Since 1977, Mr. Cox has served as president of R.E. Cox Realty Co. Mr. Cox has been a co-owner of OFCO Office Furniture, Inc. since 1985. Mr. Cox has served as a director of KBK Capital Corp., a factoring company, since 1995 and as a director of Tandycraft, Inc., a manufacturer and retailer of craft products, since 1985. Mr. Cox served as Chairman of the Board of Tandycraft, Inc. from 1985 until November 1999.

     Mr. Dunham has served as a director and Chief Executive Officer of INSpire since its inception in 1995. His current term as director expires in 2000. Mr. Dunham also served as President of INSpire from its inception in 1995 to April 1998. Mr. Dunham served as Chairman of the Board of INSpire from its inception in 1995 to March 1996 and was again elected to that position in June 1997. Mr. Dunham served as a director of Millers Insurance and Millers Casualty from 1992 to January 2000. From September 1999 to January 2000, he also served as interim Chief Executive Officer of Millers Insurance and Millers Casualty. From October

1998 to January 2000, he served as Chairman of the Board of Millers Insurance and Millers Casualty. From June 1997 to October 1998, he served as Vice Chairman of the Board of Millers Insurance and Millers Casualty. From 1994 to June 1997, Mr. Dunham served as President and Chief Executive Officer of Millers Insurance and Millers Casualty. From 1992 to 1994, Mr. Dunham served as Executive Vice President and Chief Financial Officer of Millers Insurance and Millers Casualty. From 1991 to 1992, Mr. Dunham served as Vice President -- Finance of Lindsey Morden Claim Services, Inc., an insurance claims services and administration company.

     Mr. Robinson was appointed as a director and President and Chief Operating Officer by the Board of Directors effective January 7, 2000, and his current term as director expires in 2002. Mr. Robinson previously served as Executive Vice President -- Outsourcing of INSpire since June 1997. From November 1996 to June 1997, Mr. Robinson served as Vice President -- Policy Life Cycle of INSpire, Millers Insurance and Millers Casualty. From 1985 to March 1997, Mr. Robinson served in various management positions with Policy Management Systems Corporation ("PMSC"), including Vice President of the Risk Services Division. Prior to 1985, Mr. Robinson served in various management and analyst positions for Home Insurance Company and Business Computer Systems, an insurance processing and administration company.

     Mr. Wynne has served as a director of INSpire since March 1997, and his current term as director expires in 2002. Mr. Wynne also served as a director of Millers Insurance and Millers Casualty from March l997 to June 1997. Mr. Wynne has owned and operated Wynne Petroleum Company, an oil and gas production company, for more than five years.

     William J. Smith, III, whose term as director was scheduled to expire in 2002, resigned from the Board of Directors effective January 7, 2000. Mr. Smith served as a director and President and Chief Operating Officer of INSpire from April 1998 to January 2000.

EXECUTIVE OFFICERS

     Set forth below is a table identifying executive officers of INSpire who are not identified herein as directors:

NAME                                            AGE                    POSITION WITH COMPANY
----                                            ---                    ---------------------
John C. Aldredge.........................       54     Executive Vice President and Chief Technology Officer

Ronald O. Lynn...........................       62     Executive Vice President and Chief Information Officer

Robert K. Agazzi.........................       56     Executive Vice President -- Software and Systems

James P. Strickland......................       33     Senior Vice President -- Sales and Marketing

     Mr. Aldredge has served as Executive Vice President and Chief Technology Officer of INSpire since September 1999, and previously served as Senior Vice President -- Research and Development of INSpire from September 1998. From January 1996 to September 1998, Mr. Aldredge served as Senior Vice President for Technology Services for Insurance Technology Services, Inc., an insurance systems integration and consulting firm. From 1993 to December 1995, Mr. Aldredge served as the Chief Information Officer of the Texas Workers Compensation Insurance Fund. Before 1993, he served as an officer of several software companies and Chief Information Officer of the City of Lubbock, Texas.

     Mr. Lynn has served as Executive Vice President and Chief Information Officer of INSpire since March 1997. From March 1996 to March 1997, Mr. Lynn served as Vice President of INSpire. Mr. Lynn also served as Executive Vice President and Chief Information Officer from March 1997 to June 1997 and as Vice President from 1993 to March 1997 of Millers Insurance and Millers Casualty. From 1992 to 1993, Mr. Lynn served as Vice President of Harco National Insurance Company, where he was responsible for computer related functions. From 1988 to 1992, Mr. Lynn served as Assistant Vice President of Property and Casualty Processing Services for PMSC.

     Mr. Agazzi has served as Executive Vice President -- Software and Systems of INSpire since July 1997. Mr. Agazzi served as President of Strategic Data Systems. Inc. ("SDS") from 1989 until July 1997 and as Vice President -- Marketing of SDS from 1983 to 1989. Prior to 1983, Mr. Agazzi served in various management positions with PMSC and several insurance and software development companies.

     Mr. Strickland has served as Senior Vice President -- Sales and Marketing of INSpire since January 1998. From 1996 to January 1998, Mr. Strickland served as Vice President of Integrated Business Services of Computer Sciences Corporation (formerly The Continuum Company, Inc.), a software development and policy and claims administration company for property and casualty and life insurance companies. From 1992 to 1996, Mr. Strickland served as Vice President of Outsourcing Services for The Continuum

Company, Inc. From 1988 to 1996, Mr. Strickland served as Director of Outsourcing Sales Support for Electronic Data Systems Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires directors and officers of INSpire, and persons who own more than 10% of the Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of Common Stock ownership and reports of changes in such ownership. A reporting person must file a Form 3 -- Initial Statement of Beneficial Ownership of Securities within 10 days after such person becomes a reporting person. A reporting person must file a Form 4 -- Statement of Changes of Beneficial Ownership of Securities within 10 days after any month in which such person's beneficial ownership of securities changes, except for certain changes exempt from the reporting requirements of Form 4. Such exempt changes include stock options granted under a plan qualifying pursuant to Rule 16b-3 under the Exchange Act. A reporting person must file a Form 5 -- Annual Statement of Beneficial Ownership of Securities within 45 days after the end of the issuer's fiscal year to report any changes in ownership during such year not reported on a Form 4, including changes exempt from the reporting requirements of Form 4.

     The SEC's rules require INSpire's reporting persons to furnish INSpire with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to INSpire and written representations that no other reports were required with respect to the year ended December 31, 1999, INSpire believes that the reporting persons have complied with all applicable Section 16(a) filing requirements for 1999 on a timely basis, except for Forms 4 due in January 2000 with respect to Messrs. Agazzi, Aldredge, Bartel, Berce, Cox, Lynn, Robinson, Strickland and Wynne, which were filed late.

ITEM 11. EXECUTIVE COMPENSATION

     Amounts and prices related to shares of Common Stock have been adjusted to give effect to a three-for-two stock split of the Common Stock, effected in the form of a stock dividend paid on August 17, 1998. The following table sets forth the annual and long-term compensation with respect to the Chief Executive Officer of INSpire and INSpire's four most highly compensated executive officers other than the Chief Executive Officer (the "named executive officers") for services rendered during 1999, 1998 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                                                              ------------
                                                         ANNUAL COMPENSATION(1)                SECURITIES
                                                ----------------------------------------       UNDERLYING        ALL OTHER
                                                YEAR         SALARY($)          BONUS($)        OPTIONS(#)     COMPENSATION($)
                                                ----   ----------------------   --------      ------------     ---------------
F. George Dunham, III ..............            1999         400,000                 --              --              --
   Chief Executive Officer                      1998         391,667                 --         270,000              --
   and Chairman of the Board                    1997         175,000(2)         175,000       1,397,309              --

William J. Smith, III ..............            1999         325,000                 --          50,000         100,000(4)
   President and Chief Operating                1998         216,667(5)              --         375,000         199,332(6)
   Officer (3)

Jeffrey W. Robinson ................            1999         210,000                 --          75,000              --
   President and Chief Operating                1998         127,500                 --          45,000              --
   Officer (3)                                  1997         115,000             57,500         237,543              --

Kenneth J. Meister .................            1999         275,000(7)              --         300,000         105,603(8)
   Executive Vice President and
   Chief Financial Officer

James P. Strickland ................            1999         152,500            150,000          25,000              --
   Senior Vice President --                     1998         130,000(9)              --         112,500              --
   Sales and Marketing

-------------

(1) Does not include "Other Annual Compensation" because amounts of certain perquisites and other noncash benefits provided by INSpire did not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

(2) Represents salary paid to Mr. Dunham for the six month period ended December 31, 1997. Mr. Dunham was compensated by Millers Insurance for the six month period ended June 30, 1997.

(3) Mr. Robinson succeeded Mr. Smith as President and Chief Operating Officer of INSpire upon Mr. Smith's resignation effective January 7, 2000. Mr. Robinson served as Executive Vice President--Outsourcing prior to January 7, 2000.

(4) Represents deferred compensation paid to Mr. Smith pursuant to his employment agreement.

(5) Represents salary paid to Mr. Smith during 1998 since his employment with INSpire began in April 1998.

(6) Represents moving expenses and a one-time bonus paid to Mr. Smith in connection with his employment with INSpire.

(7) Mr. Meister began employment with INSpire in January 1999 and resigned his position effective March 31, 2000.

(8) Represents moving expenses and club dues paid on behalf of Mr. Meister in connection with his employment with INSpire.

(9) Represents salary paid to Mr. Strickland during 1998 since his employment with INSpire began in January 1998.


     The following table sets forth certain information concerning the options granted to the named executive officers during 1999. For additional information on and certain terms of such options, see "-- Stock Option Plan."


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL GRANTS
                            ------------------------------------------------------------------------
                                                                                                           POTENTIAL REALIZABLE
                                                                                                             VALUE AT ASSUMED
                              NUMBER OF       % OF TOTAL                     MARKET                       ANNUAL RATES OF STOCK
                             SECURITIES         OPTIONS                     PRICE ON                        PRICE APPRECIATION
                             UNDERLYING        GRANTED TO     EXERCISE      DATE OF                        FOR OPTION TERM($)(2)
                               OPTIONS        EMPLOYEES IN     PRICE         GRANT        EXPIRATION    ---------------------------
                             GRANTED (#)     FISCAL YEAR(1)    ($/SH)        ($/SH)          DATE             5%            10%
                            ------------     -------------   ----------   ------------   -----------    ------------   ------------
William J. Smith, III ...      50,000(3)                 4        15.38          15.38      1/27/05          261,449        593,138
Jeffrey W. Robinson .....      75,000(4)                 7         4.11           4.11     12/21/05          104,809        237,776
Kenneth J. Meister ......     300,000(5)                27        16.13          16.13      1/11/05        1,645,213      3,732,426
James P. Strickland .....      25,000(4)                 2         4.11           4.11     12/21/05           34,936         79,259

----------

(1) Options to purchase a total of 1,121,500 shares of Common Stock were granted to employees in 1999.

(2) The amounts under the columns labeled "5%" and "10%" are included by the Company pursuant to certain rules promulgated by the Securities and Exchange Commission (the "SEC") and are not intended to forecast future appreciation, if any, in the price of the Common Stock. Such amounts are based on the assumption that the named persons hold the options for the full term of the options. The actual value of the options will vary in accordance with the market price of the Common Stock.

(3) Options are subject to a five-year vesting schedule, with one-fifth becoming exercisable on each of the first five anniversaries of the date of grant.

(4) Options are subject to a three-year vesting schedule, with one-third becoming exercisable on each of the first three anniversaries of the date of grant.

(5) Options are subject to a four-year vesting schedule, with one-fifth becoming exercisable on the date of grant and one-fifth becoming exercisable on each of the first four anniversaries of the date of grant.

     The following table sets forth certain information concerning options exercised in 1999 by the named executive officers and all unexercised options held by the named executive officers as of December 31, 1999. The value of unexercised in-the-money options at fiscal year-end is based on the closing price of the Common Stock of $4.59 on December 31, 1999. For additional information on and certain terms of such options, see "-- Stock Option Plan."

                       AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                                                NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                 SHARES                                OPTIONS                IN-THE-MONEY OPTIONS
                                ACQUIRED                       AT FISCAL YEAR-END (#)        AT FISCAL YEAR-END ($)
                                   ON          VALUE        ---------------------------    ---------------------------
                              EXERCISE(#)    REALIZED($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
                              -----------    -----------    -----------   -------------    -----------   -------------
F. George Dunham, III ....             --             --      1,042,846         270,000        520,777             --

William J. Smith, III ....             --             --             --              --             --             --

Jeffrey W. Robinson ......             --             --        143,418         159,126        315,792         36,375

Kenneth J. Meister .......             --             --         60,000         240,000             --             --

James P. Strickland ......             --             --         22,500         115,000             --         12,125

EMPLOYMENT AND INDEMNIFICATION AGREEMENTS

     In July 1997, INSpire entered into employment agreements with Messrs. Dunham and Robinson, each of which terminates in June 2000, and which provide for an annual salary for Mr. Dunham of $350,000 and an annual salary for Mr. Robinson of $115,000. Messrs. Dunham and Robinson have been granted options to purchase 1,667,309 and 357,543 shares of Common Stock, respectively, under the Second Amended and Restated 1997 Stock Option Plan (the "Stock Option Plan"). Each of Messrs. Dunham and Robinson shall be entitled to participate in INSpire's 1998 Annual Bonus Plan during the remainder of the terms of their respective employment agreements and each is subject to noncompetition and confidentiality provisions. See "-- Stock Option Plan."

     Each employment agreement with Messrs. Dunham and Robinson also provides that if there is a "change of control" of INSpire, the employee shall be paid, for the term of his employment agreement, plus a period of two years thereafter, his annual "cash compensation" (which is based upon such employee's average cash compensation for the two years prior to such change of control) along with an annual amount equal to 50% of such average annual cash compensation (the "Bonus"). The total amount, however, cannot exceed the amount that would cause such payment to be deemed a "parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended. Each agreement also provides that the payments to such employee will cease if he is terminated for cause or in the event of reasonable proof of any violation of the noncompetition or confidentiality provisions of his employment agreement. Also, if following a change of control an employee voluntarily terminates employment for other than good reason (as defined in the employment agreement), his annual cash compensation and Bonus will be payable for only one year following such termination.

     In April 1998, INSpire entered into a five-year employment agreement with Mr. Smith, which provided for an annual salary of $325,000. Mr. Smith's employment agreement also provided that: (i) he would be entitled to five equal annual installments of $100,000 in cash on each April 28 during the term of his employment agreement provided he is employed on such date, and (ii) in the event his employment agreement was terminated for any reason other than cause (as defined in his employment agreement) prior to April 27, 2003, he would be entitled to an additional one-time cash payment, the amount of which would depend on the date of such termination. Mr. Smith resigned his employment with INSpire effective January 7, 2000, and received a one-time cash payment of $375,000 and severance compensation equal to one year's salary. Mr. Smith was granted stock options to purchase 425,000 shares of Common Stock under the Stock Option Plan, all of which were canceled pursuant to an agreement between Mr. Smith and the Company effective December 10, 1999.

     In January 1999, INSpire entered into a three-year employment agreement with Mr. Meister, which provided for an annual salary of $275,000. Mr. Meister resigned his employment with INSpire effective March 31, 2000, and received a one-time severance payment upon his termination equal to his annual salary. Mr. Meister was granted stock options to purchase 300,000 shares of Common Stock under the Stock Option Plan. Pursuant to the terms of the Stock Option Plan, Mr. Meister's unexercisable options were canceled on his termination date, and any outstanding exercisable options will be canceled 60 days after his termination date.

     INSpire has entered into indemnification agreements with each of its directors. Each indemnification agreement provides that INSpire shall indemnify the director against certain liabilities and expenses actually and reasonably incurred by the director in connection with any threatened, pending or completed action, suit or proceeding, including an action by or on behalf of shareholders of INSpire or by or in the right of INSpire, to which the director is, or is threatened to be made, a party by reason of his status as a director, provided that such individual did not derive an improper benefit, such individual did not commit acts or omissions that were not in good faith or that involved intentional misconduct or a knowing violation of the law, or such indemnification is not otherwise disallowed under Texas law.

EMPLOYEE BENEFIT PLANS

     Millers Insurance has a defined benefit pension plan that covered the employees of INSpire. INSpire and Millers Insurance have reached an agreement that provides for the assets of this plan attributable to INSpire's employees to be handled in the same manner as those assets attributable to terminated employees who were 100% vested under such plan. Under the defined benefit pension plan, participating employees of INSpire receive benefits as follows. With respect to normal and late retirement benefits, a participating employee who retires after age 65 will receive an annuity for life, payable monthly in an amount determined actuarially on the basis of the participating employee's account balance at age 65. A participant's account balance is equal to the present value of his accrued benefit on July 1, 1996, calculated using an 8% interest rate plus quarterly additions to the account equal to 5% of quarterly considered compensation plus an interest credit equal to the rate on one-year U.S. Treasury securities (but not greater than 30-year U.S. Treasury securities). With respect to early retirement benefits, a participating employee who retires on or after age 55 and before his normal retirement age is eligible to receive an annuity for life, commencing at age 65 and payable monthly in an amount equal to the amount calculated above for normal retirement benefits, provided, however, that if such employee so elects, such employee may receive a reduced pension benefit beginning on his elected retirement date. As of the date of this Form 10-K, the estimated annual benefit payable upon retirement at normal retirement age under the defined benefit pension plan for Mr. Dunham is expected to be $10,789. Messrs. Smith, Robinson, Meister and Strickland were not participants in the defined benefit pension plan, and therefore will not receive any payments upon retirement under such plan.

     In addition, INSpire maintains a defined contribution plan for its employees that is qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended.

STOCK OPTION PLAN

     A total of 4,500,000 shares of Common Stock have been reserved for issuance pursuant to the Stock Option Plan. The Stock Option Plan was initially adopted by the Board of Directors in March 1997, amended and restated by the Board of Directors in July 1997, amended by the Board of Directors effective as of July 30, 1997, and amended and restated by the Board of Directors in February 1998. The Stock Option Plan was administered by the Board of Directors through January 27, 1998 and thereafter has been administered by the Compensation Committee. Both nonqualified stock options and incentive stock options (as defined in the Internal Revenue Code) may be granted under the Stock Option Plan. Incentive stock options granted under the Stock Option Plan may be exercised solely by the grantee, or in the case of a grantee's death or incapacity, by the grantee's executors, administrators, guardians or other legal representatives and are not assignable or transferable by such grantee. Nonqualified stock options may be transferred to certain permitted transferees under the Stock Option Plan.

DIRECTOR STOCK OPTION PLAN

     In July 1997, the Board of Directors adopted the 1997 Director Stock Option Plan, which was amended by the Board of Directors in February 1998 (the "Director Plan"). The Director Plan is administered by the Board of Directors. A total of 75,000 shares of Common Stock have been reserved for issuance pursuant to the Director Plan.

     Each new nonemployee director who is elected (or appointed to fill any vacancy) as a director of INSpire will be granted options under the Director Plan to purchase 3,750 shares of Common Stock at the fair market value of the Common Stock on the date of grant.

Also, each nonemployee director who has previously been granted options under the Director Plan will be granted additional options under the Director Plan to purchase 375 shares of Common Stock on the day immediately after each annual meeting of shareholders of INSpire subsequent to the time at which such nonemployee director is first elected or appointed as a director of INSpire if such nonemployee director continues to serve as a director on such date of grant. The options under the Director Plan will vest and be exercisable as of the date of grant. Options granted under the Director Plan may be exercised solely by the grantee, or in the case of a grantee's death or incapacity, by the grantee's executors, administrators, guardians or other legal representatives, and are not assignable or transferable by such grantee, except for certain permitted transfers subject to the prior consent of the Board of Directors.

EMPLOYEE STOCK PURCHASE PLAN

     In July 1997, the Board of Directors adopted INSpire's 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which a total of 637,500 shares of Common Stock have been reserved for issuance. Any employee who has been employed by INSpire for 90 days is eligible to participate in offerings under the Stock Purchase Plan.

     In 1999, INSpire implemented two semiannual offerings of Common Stock, beginning on January 1 and July 1, of 75,000 shares of Common Stock each. Pursuant to such offerings, 18,455 and 30,691 shares of Common Stock, respectively, were purchased by participants under the Stock Purchase Plan. INSpire anticipates that the Stock Purchase Plan will be further implemented by four additional semiannual offerings of Common Stock occurring on January 1 and July 1 for each of the years 2000 and 2001. The maximum number of shares issued in each semi-annual offering will be 75,000 shares plus the number of unissued shares remaining from prior offerings under the Stock Purchase Plan.

     On the commencement date of each offering under the Stock Purchase Plan, a participating employee will be deemed to have been granted an option to purchase a maximum number of shares of Common Stock equal to (i) the percentage of the employee's base pay that such employee has elected to be withheld (not to exceed 10%), (ii) multiplied by such employee's base pay during the period of such offering and (iii) divided by the lower of 85% of the closing market price of the Common Stock on the applicable offering commencement date or 85% of the closing market price of the Common Stock on the offering termination date. Options held by a participant shall be exercisable only by that participant.

     No employee may be granted options to participate in the Stock Purchase Plan if, as a result of such grant, such employee would (i) own stock or hold options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of INSpire or (ii) have rights to purchase stock under all employee stock purchase plans of INSpire that accrue at a rate in excess of $25,000 in fair market value for any calendar year.

1998 ANNUAL BONUS PLAN

     In January 1998, the Board of Directors adopted the 1998 Annual Bonus Plan, which is administered by the Compensation Committee of the Board of Directors. The Compensation Committee may designate earnout periods and, for each such earnout period, the performance goal, participants, performance award for each such participant and the award percentage of the performance award for each such participant for various degrees of achievement of such performance goal. At the end of each earnout period, based on a comparison of the actual performance of INSpire over such earnout period to the applicable performance goal, each participant shall receive a lump sum cash award within 75 days after the issuance of INSpire's audited financial statements corresponding to such earnout period. This lump sum cash payment shall be an amount equal to the performance award designated for such participant for such earnout period multiplied by the award percentage corresponding to the extent to which such performance goal was achieved. No performance awards were paid for the years ended December 31, 1999 or December 31, 1998 under the 1998 Annual Bonus Plan.

MEETINGS OF THE BOARD OF DIRECTORS

     During the year ended December 31, 1999, the Board of Directors held 12 formal meetings. Each of the directors attended at least 75% of the meetings of the Board of Directors and the committees of the Board of Directors on which such director served.

COMMITTEES OF THE BOARD OF DIRECTORS

     INSpire has an Audit Committee and a Compensation Committee. INSpire has not established a formal nominating committee. The Audit Committee currently is comprised of Messrs. Bartel, Cox and Wynne and is responsible for reviewing the independence, qualifications and activities of INSpire's independent certified accountants and INSpire's financial policies, control procedures and accounting staff. The Audit Committee recommends to the Board of Directors the appointment of the independent certified public accountants and reviews and approves INSpire's financial statements. The Audit Committee held no formal meetings in 1999.

     The Compensation Committee currently is comprised of Messrs. Bartel, Berce, Cox and Wynne and is responsible for establishing the compensation of INSpire's directors, officers and other managerial personnel, including salaries, bonuses, termination agreements and other executive officer benefits as well as certain grants of stock options. The Compensation Committee held three formal meetings in 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 1999, INSpire's Compensation Committee was comprised of Harry E. Bartel, Daniel E. Berce, R. Earl Cox, III and Mitch S. Wynne, each of whom is an outside independent director and none of whom is currently or was formerly an officer or employee of INSpire or any of its affiliates.

DIRECTOR COMPENSATION

     Directors who are executive officers or employees of INSpire receive no compensation as such for service as members of the Board of Directors or any committees thereof. Directors who are not executive officers or employees of INSpire receive an annual fee of $15,000, plus $1,000 per meeting of the Board of Directors attended, $300 per committee meeting attended and reimbursement for travel expenses to attend such meetings. Directors who serve as chairman of a committee receive an additional annual fee of $3,000. The nonemployee directors are also eligible to receive options to purchase Common Stock under the Director Plan. See "-- Director Stock Option Plan."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 15, 2000, certain information with respect to the beneficial ownership of the Common Stock by (i) each person known by INSpire to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and executive officer of INSpire as of such date and (iii) all directors and executive officers as a group.

                                                                         NUMBER OF SHARES    PERCENT OF SHARES
NAME OF BENEFICIAL OWNER                                                BENEFICIALLY OWNED   BENEFICIALLY OWNED
------------------------                                                ------------------   ------------------
Millers Insurance ....................................................     4,606,875(1)           24.1%
     777 Main Street, Suite 1000
     Fort Worth, Texas 76102

Buena Venture Associates, L.P. .......................................     2,135,000(2)           11.2
     201 Main Street, Suite 3200
     Fort Worth, Texas 76102

Massachusetts Financial Services Company .............................     2,109,430(3)           11.0
     500 Boylston Street
     Boston, Massachusetts 02116

Eagle Asset Management, Inc. .........................................     1,068,174(4)            5.6
     880 Carillon Parkway
     St. Petersburg, Florida 33716

Warburg Pincus Asset Management, Inc. ................................       965,100(5)            5.1
     466 Lexington Avenue
     New York, New York 10017

F. George Dunham, III ................................................     1,232,757(6)            6.1

Jeffrey W. Robinson ..................................................       158,268(7)            *

James P. Strickland ..................................................        45,000(7)            *

John Aldredge ........................................................        10,000(7)            *

Ronald O. Lynn .......................................................       151,418(8)            *

Robert K. Agazzi .....................................................       168,045(9)            *

Harry E. Bartel ......................................................        12,375(10)           *

Daniel E. Berce ......................................................         4,125(11)           *

R. Earl Cox, III .....................................................        12,375(10)           *

Mitch S. Wynne .......................................................        36,875(12)           *

All directors and executive officers as a group (10 individuals) .....     1,831,238(13)           9.6

-------------------------

* Less than 1%.

(1) Based on the Schedule l3G/A filed by Millers American Group, Inc., Trilogy Holdings, Inc. and Millers Insurance with the SEC on January 21, 2000.

(2) Based on the Schedule 13D filed by Buena Venture Associates, L.P. with the SEC on October 28, 1999.

(3) Based on the Schedule l3G/A filed by Massachusetts Financial Services Company with the SEC on February 18, 2000.

(4) Based on the Schedule 13G filed by Eagle Asset Management, Inc. with the SEC on January 10, 2000.

(5) Based on the Schedule l3G filed by Warburg Pincus Asset Management, Inc. with the SEC on January 13, 1999.

(6) Includes 10,600 shares of Common Stock held in trusts, of which Mr. Dunham or a person controlled by Mr. Dunham is trustee, for the benefit of certain family members of Mr. Dunham, and 992,214 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 2000.

(7) Represents shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 2000.

(8) Includes 148,418 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 2000.

(9) Includes 4,640 shares of Common Stock held in trusts, of which Mr. Agazzi or a person controlled by Mr. Agazzi is trustee, for the benefit of certain family members of Mr. Agazzi and 19,688 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 2000.

(10) Includes 7,875 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 2000. Does not include options covering additional shares expected to be granted following the 2000 Annual Meeting pursuant to the Director Plan.

(11) Represents shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 2000. Does not include options covering additional shares expected to be granted following the 2000 Annual Meeting pursuant to the Director Plan.

(12) Includes 24,000 shares of Common Stock held in trusts, of which Mr. Wynne or a person controlled by Mr. Wynne is trustee, for the benefit of certain family members of Mr. Wynne, and 7,875 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 2000. Does not include options covering additional shares expected to be granted following the 2000 Annual Meeting pursuant to the Director Plan.

(13) Includes 1,401,338 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

MILLERS MASTER SERVICES AGREEMENT

     On December 30, 1999, INSpire entered into a consolidated Master Services Agreement (the "Millers Master Services Agreement") with Millers American Group, Inc. ("Millers American"), of which Millers Insurance is an indirect wholly-owned subsidiary, and its subsidiaries (collectively, the "Millers Group"), which supercedes the claims services contracts, policy services contract, information services contract and other outsourcing contracts described below. The Millers Master Services Agreement includes seven service addendums, each applicable to a certain line or lines of business with specific Millers Group entities, pursuant to which INSpire performs policy administration, claims administration and/or information system services. Generally, these service addendums provide for INSpire to be paid a percentage of written premiums, subject to a monthly minimum, for policy administration, a percentage of earned premium and a percentage of incurred catastrophe losses for claims administration, a percentage of written premium, subject to a monthly minimum, for information system services and an hourly fee for the services of consultants and programmers. The Millers Master Services Agreement provides that the aggregate fees due and payable to INSpire will be reduced when such monthly fees reach certain levels based on a sliding scale of discount rates set forth in the agreement. Each service addendum executed pursuant to the Millers Master Services Agreement is effective through December 31, 2004, at which time it will be automatically extended unless earlier terminated.

     Claims Services Contracts. Effective October 1, 1997, INSpire, Millers Insurance and Millers Casualty entered into a claims administration services agreement (the "Claims Services Agreement"), which provides that INSpire will perform claims administration services for and on behalf of Millers Insurance and Millers Casualty. Under the Claims Services Agreement, each of Millers Insurance and Millers Casualty pays a fee per claim administered and a monthly fee for claims open greater than 31 days, both of which are in an amount that depends on the insurance policy line under which a claim is administered, and a fee per hour for the services of consultants and programmers. The Claims Services Agreement was amended in 1998 to provide that INSpire will perform claims administration services to Millers Insurance with respect to three general agents that Millers Insurance or Millers Casualty entered into agency relationships with during 1998. For the year ended December 31, 1999, Millers Insurance and Millers Casualty paid INSpire aggregate service fees of $8.8 million under the Claims Services Agreement. The Claims Services Agreement was superceded by the Millers Master Services Agreement executed on December 30, 1999.

     INSpire and the Specialty Personal Lines Division of Millers Insurance are parties to a service contract effective as of April 1, 1997 (the "Sun Coast Services Contract") under which INSpire provides claims administration services to Millers Insurance with respect to nonstandard auto policies issued by Sun Coast General Insurance Agency ("Sun Coast"). During 1998, INSpire and Millers Insurance agreed to amend the Sun Coast Services Contract to increase the rate charged by INSpire for claims administration services. Millers Insurance paid INSpire fees for services related to policies issued by Sun Coast of $2.2 million in 1999. The Sun Coast Services Contract was superceded by the Millers Master Services Agreement executed on December 30, 1999.

     Policy Services Contract. Effective October 1, 1997, INSpire, Millers Insurance and Millers Casualty entered into a policy administration services agreement (the "Policy Services Agreement"), which provides that INSpire will perform policy administration services for and on behalf of Millers Insurance and Millers Casualty. In 1999, Millers Insurance and Millers Casualty paid INSpire aggregate service fees of approximately $3.6 million under the Policy Services Agreement. The Policy Services Agreement was superceded by the Millers Master Services Agreement executed on December 30, 1999.

     Information Services Contract. Effective October 1, 1997, INSpire, Millers Insurance and Millers Casualty entered into a second amended information services contract (the "Second Amended Information Services Contract"), which provides that INSpire will provide certain information technology ("IT") services to Millers Insurance and Millers Casualty, including telecommunications services, hardware services, application software services, system software services, network services and system integration services. Under the Second Amended Information Services Contract, each of Millers Insurance and Millers Casualty pays monthly service fees based on the amount and type of services provided, subject to a minimum monthly fee. In addition, each of Millers Insurance and Millers Casualty pays a fee per hour for modifications by INSpire to INSpire-supplied application software. For the year ended December 31, 1999, Millers Insurance and Millers Casualty paid INSpire aggregate service fees of $7.6 million under the Second Amended Information Services Contract. The Second Amended Information Services Contract was superceded by the Millers Master Services Agreement executed on December 30, 1999.

     Outsourcing Services Contracts with Millers Casualty. Effective May 1, 1997, INSpire and Millers Casualty entered into a policy administration services agreement, which was amended effective October 1, 1997 (the "Policy Administration Services Agreement"), pursuant to which INSpire provides policy administration services for Millers Casualty's homeowners line of business in Florida. For the year ended December 31, 1999, Millers Casualty paid INSpire aggregate fees of approximately $1.0 million under the Policy Administration Services Agreement. The Policy Administration Services Agreement was superceded by the Millers Master Services Agreement executed on December 30, 1999.

     Effective June 1, 1997, INSpire and Millers Casualty entered into a claims administration services agreement (the "Claims Administration Services Agreement") pursuant to which INSpire provides claims administration services for Millers Casualty's homeowners line of business in Florida. For the year ended December 31, 1999, Millers Casualty paid INSpire aggregate fees of approximately $1.1 million under the Claims Administration Services Agreement. The Claims Administration Services Agreement was superceded by the Millers Master Services Agreement executed on December 30, 1999.

ASSET AND EMPLOYEE TRANSFER AGREEMENT

     On September 1, 1999, INSpire entered into an asset and employee transfer agreement (the "Phoenix Acquisition") with Millers American pursuant to which INSpire agreed to acquire from Millers American for a purchase price of $3.5 million certain assets and employees used in the conduct of its policy and claims administration with respect to its policies written by Phoenix Indemnity Insurance Company. In conjunction with this transaction, which is expected to close upon obtaining all necessary regulatory authority approvals, INSpire entered into a Service Addendum to the Company's Master Services Agreement with Millers American to provide certain policy and claims administration services with respect to the Phoenix Indemnity book of business (the "Phoenix Services Agreement") for a period of ten years beginning September l, 1999. For the year ended December 31, 1999, Millers Insurance paid INSpire service fees of $4.1 million under the Phoenix Services Agreement.

BENEFITS ADMINISTRATION CONTRACT

     Effective July 1, 1997, INSpire and Millers Insurance entered into a benefits administration contract (the "Benefits Administration Contract") pursuant to which Millers Insurance provides INSpire with certain benefits administration services, including payroll, and INSpire pays Millers Insurance a service fee of $15,000 per month. The term of the Benefits Administration Contract is three years. Effective January 1, 1998, INSpire and Millers Insurance amended the Benefits Administration Contract to provide that INSpire shall provide Millers Insurance, rather than Millers Insurance providing to INSpire, the benefits administration services specified in the Benefits Administration Contract, and Millers Insurance shall pay INSpire a service fee of $15,000 per month. For the year ended December 31, 1999, Millers Insurance paid INSpire aggregate service fees of $180,000 under the Benefits Administration Contract, as amended.

CONSULTING AGREEMENT

     Effective March 15, 1998, INSpire entered into a consulting agreement with Stuart H. Warrington pursuant to which Mr. Warrington retired as an executive officer of INSpire. The consulting agreement provides that Mr. Warrington would serve as a consultant to INSpire until May 30, 1999 for a consulting fee of $2,000 per month and would be fully vested with respect to options for 139,731 shares of Common Stock granted to Mr. Warrington on March 12, 1997, which were scheduled to vest in three equal annual installments commencing on the date of grant. Mr. Warrington also retained the vested portion of options granted effective August 22, 1997, covering 19,563 shares of Common Stock. The consulting agreement also provides for deferred annual compensation of $40,000 to be paid each year for the 20-year period commencing January 1, 1999 and ending December 31, 2018. The consulting agreement contains noncompetition and confidentiality provisions. Mr. Warrington founded SDS and served in one or more capacities as its President, Chief Executive Officer and Chairman of the Board from its inception in 1981 until July 1997 and served from July 1997 until March 15, 1998 as an executive officer of INSpire.

MISCELLANEOUS

     INSpire leases its approximately 129,400 square foot corporate headquarters in Fort Worth, Texas from IIS Realty, Ltd., a Texas limited partnership (the "Partnership") pursuant to a lease agreement, dated as of November 13, 1998 (the "Lease Agreement") and amendments to the Lease Agreement effective May 1, 1999 and November 1, 1999. F. George Dunham, III owns a 50% interest in the Partnership and Messrs. Bartel, Cox and Wynne own in equal parts the remaining 50% interest. The term of the Lease Agreement is ten years, with one renewal option of five years. The Lease Agreement, as amended, provides for monthly rental payments of approximately $86,000 for the first five years, $97,000 for the next five years, and $108,000 for the five-year renewal period, plus taxes, insurance and maintenance costs. For the year ended December 31, 1999, INSpire made rental payments of approximately $835,000 to the Partnership under the Lease Agreement.

     INSpire leases its principal Sheboygan, Wisconsin facility pursuant to a lease dated March 12, 1997 (the "Building Lease"). The building is owned by Riverview Building, LLC ("Riverview"), which is controlled by Stuart H. Warrington, a former executive officer of INSpire. The term of the Building Lease ends February 28, 2007. Pursuant to the Building Lease, Riverview leases to INSpire approximately 28,100 square feet of office space at a monthly rate of approximately $21,000 for the first four years, $23,000 for the next five years, and $25,000 for the last year. For the year ended December 31, 1999, INSpire paid Riverview approximately $248,000 under the Building Lease.

     INSpire and Millers Insurance are parties to a sublease agreement, dated as of January 1, 1997, pursuant to which Millers Insurance subleases to INSpire certain furniture, equipment and other personal property that Millers Insurance has leased from third parties under various equipment leases for the benefit of INSpire. The sublease payments by INSpire to Millers Insurance under the sublease equal the lease payments by Millers Insurance to the lessors under the respective leases.

     Prior to INSpire's initial public offering, Millers Insurance, INSpire and the other subsidiaries of Millers Insurance were parties to the Tax Allocation Agreement. Under the Tax Allocation Agreement, Millers Insurance was required to pay INSpire an amount equal to any decrease in the income taxes otherwise payable by the Millers Insurance consolidated tax group attributable to any net losses of INSpire. Conversely, the Tax Allocation Agreement required INSpire to pay to Millers Insurance the amount of any income taxes that INSpire would have paid if it had not been included in the Millers Insurance consolidated tax group. Effective August 23, 1997, the Tax Allocation Agreement was terminated as it related to INSpire due to INSpire leaving the Millers Insurance consolidated tax group at the time of INSpire's initial public offering. The agreement to terminate the Tax Allocation Agreement provides that INSpire will indemnify the other members of the Millers Insurance consolidated tax group for any of the group's income taxes and related expenses attributable to INSpire and Millers Insurance will indemnify INSpire for any income taxes and related expenses attributable to any members of the consolidated tax group other than INSpire.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INSPIRE INSURANCE SOLUTIONS, INC.



                                             By: /s/ F. GEORGE DUNHAM, III
                                                -------------------------------
                                             Name:  F. George Dunham, III
                                             Title: Chief Executive Officer
                                                    and Director