Form 10-Q
period 2000-03-31
INSPIRE INSURANCE SOLUTIONS INC
filed 2000-05-12
CIK 1042051

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(MARK ONE)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO           .

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000: 19,138,001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
  PART I -- FINANCIAL INFORMATION.......................................     1
  Item 1.   Financial Statements........................................     1
            Condensed Consolidated Balance Sheets as of March 31, 2000
            (unaudited) and December 31, 1999...........................     1
            Condensed Consolidated Statements of Operations (unaudited)
            for the three months ended March 31, 2000 and 1999..........     2
            Condensed Consolidated Statements of Cash Flows (unaudited)
            for the three months ended March 31, 2000 and 1999..........     3
            Notes to Condensed Consolidated Financial Statements
            (unaudited).................................................     4
            Independent Accountants' Report.............................     8
  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     9
  Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk........................................................    11
  PART II -- OTHER INFORMATION..........................................    12
  Item 6.   Exhibits and Reports on Form 8-K............................    12
  Signatures............................................................    13

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INSPIRE INSURANCE SOLUTIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,      DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                              (UNAUDITED)
                                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 11,311,306    $    899,032
  Investments...............................................    10,602,234      16,774,703
  Accounts receivable, net..................................    27,216,899      24,593,172
  Unbilled receivables......................................       700,248       4,814,894
  Income taxes receivable...................................     2,379,728       6,861,736
  Deferred income taxes.....................................     5,587,370       5,753,743
  Prepaid expenses and other current assets.................     1,435,718       1,881,424
                                                              ------------    ------------
          Total current assets..............................    59,233,503      61,578,704
Property and equipment, net (accumulated depreciation 2000
  $18,184,865; 1999 $17,450,341)............................    13,465,226      14,179,800
Intangibles and other assets................................    60,507,943      56,269,846
                                                              ------------    ------------
TOTAL.......................................................  $133,206,672    $132,028,350
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,360,766    $  2,054,937
  Accrued payroll and compensation..........................     1,449,575         970,633
  Other accrued expenses....................................    16,139,105      19,043,135
  Unearned revenue..........................................     3,198,267       1,777,580
  Deferred compensation.....................................       776,278       1,325,583
  Income taxes payable......................................       820,075              --
                                                              ------------    ------------
          Total current liabilities.........................    23,744,066      25,171,868
Deferred compensation.......................................       377,762         380,175
Deferred income taxes.......................................     2,005,629       2,005,629

COMMITMENTS AND CONTINGENCIES (Note 3):

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares
     Authorized, none issued and outstanding................            --              --
  Common stock, $.01 par value; 50,000,000 shares
     Authorized, 19,138,001 shares issued and outstanding in
     2000; 18,998,270 shares issued and outstanding in
     1999...................................................       191,380         189,983
  Additional paid-in capital................................   113,740,367     112,523,113
  Accumulated deficit.......................................    (6,852,532)     (8,242,418)
                                                              ------------    ------------
          Total shareholders' equity........................   107,079,215     104,470,678
                                                              ------------    ------------
TOTAL.......................................................  $133,206,672    $132,028,350
                                                              ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
REVENUES:
  Outsourcing services......................................  $32,560,317   $20,629,185
  Software and software services............................    3,731,205    10,169,355
  Other.....................................................      307,831       577,991
                                                              -----------   -----------
          Total revenues....................................   36,599,353    31,376,531
                                                              -----------   -----------
EXPENSES:
  Cost of outsourcing services, net.........................   25,277,849    13,155,457
  Cost of software and software services, net...............    2,583,962     5,004,687
  Cost of other revenues....................................      118,526       395,236
  Selling, general and administrative.......................    3,440,791     4,449,653
  Research and development, net.............................      934,321       972,204
  Depreciation and amortization.............................    2,113,010     2,177,558
                                                              -----------   -----------
          Total expenses....................................   34,468,459    26,154,795
                                                              -----------   -----------
OPERATING INCOME............................................    2,130,894     5,221,736
OTHER INCOME (EXPENSE):
  Interest income...........................................      185,583       458,058
  Interest expense..........................................           --       (10,658)
                                                              -----------   -----------
          Total other income (expense)......................      185,583       447,400
                                                              -----------   -----------
INCOME BEFORE INCOME TAX....................................    2,316,477     5,669,136
INCOME TAX EXPENSE..........................................      926,591     2,267,654
                                                              -----------   -----------
NET INCOME..................................................  $ 1,389,886   $ 3,401,482
                                                              ===========   ===========
NET INCOME PER SHARE (BASIC)................................  $       .07   $       .18
                                                              ===========   ===========
NET INCOME PER SHARE (DILUTED)..............................  $       .07   $       .17
                                                              ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                       INSPIRE INSURANCE SOLUTIONS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
OPERATING ACTIVITIES:
  Net income................................................  $ 1,389,886   $ 3,401,482
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    2,113,010     2,177,558
     Change in operating assets and liabilities:
       Accounts receivable..................................   (2,623,727)   (4,235,557)
       Unbilled receivables.................................    4,114,646    (1,669,568)
       Prepaid expenses and other current assets............      261,127     1,606,079
       Other assets.........................................       37,111      (681,046)
       Accounts payable.....................................     (694,172)      974,228
       Accrued payroll and compensation.....................      478,942       276,121
       Other accrued expenses...............................     (117,323)      872,544
       Unearned revenue.....................................    1,420,687     4,214,210
       Income taxes payable/receivable......................    5,448,543       702,189
       Deferred compensation................................     (113,894)       40,000
                                                              -----------   -----------
Net cash provided by operating activities...................   11,714,836     7,678,240
                                                              -----------   -----------
INVESTING ACTIVITIES:
  Sales of investments......................................    6,172,468     2,529,217
  Purchases of property and equipment.......................     (425,258)   (1,836,466)
  Capitalized research and development costs................     (128,766)     (495,868)
  Deferred contract costs...................................   (7,042,106)     (491,604)
                                                              -----------   -----------
Net cash used in investing activities.......................   (1,423,662)     (294,721)
                                                              -----------   -----------
FINANCING ACTIVITIES:
  Repayment of borrowings...................................           --      (215,377)
  Proceeds from exercises under stock plans, net............      121,100       648,337
                                                              -----------   -----------
Net cash provided by/(used in) financing activities.........      121,100       432,960
                                                              -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................   10,412,274     7,816,479
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD.................................................      899,032    27,599,967
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $11,311,306   $35,416,446
                                                              ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $        --   $    10,695
                                                              ===========   ===========
  Income taxes refunded.....................................  $ 4,522,333   $   125,653
                                                              ===========   ===========

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

     Unaudited Interim Consolidated Financial Statements -- The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented herein have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 2000. The independent accountants' review report of Deloitte & Touche LLP is included in Part I, Item 1 of this report.

     The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K (File No 000-23005).

     Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

     Intangibles and Other Assets -- Costs in excess of net assets acquired are amortized over periods ranging from five to twenty years using the straight-line method. Acquired software and other intangibles are amortized over a period of three to ten years using the straight-line method. Deferred contract costs are comprised of the incremental fees and direct costs associated with long-term outsourcing service agreements and are amortized over the related contract period of up to ten years using the straight-line method. In September 1999, the Company recognized an impairment charge of $16.8 million for certain intangible assets, including a substantial portion of the goodwill and software purchased in the SDS Acquisition and the Paragon Acquisition, the software license associated with the Company's agreement with Cover-All Systems, Inc. entered into in October 1997, and internally capitalized software production costs. The Company periodically evaluates the carrying value of long lived assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between net book value and estimated discounted future cash flows, and is charged to expense in the period identified. The impairment charge was necessitated by the Company's determination, based on recent operating results, that the future expected sales and cash flows from the Company's software operations would be significantly lower than previously expected.

     Net Income Per Share -- Net income per share of the Company is computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per share considers the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. The weighted average number of shares (basic) was 19,032,051 and 18,767,930 for the three months ended March 31, 2000 and 1999, respectively. The weighted average number of shares (diluted) was 19,588,501 and 20,314,281 for the three months ended March 31, 2000 and 1999, respectively. For the quarter ended March 31, 2000, 2,873,467 options outstanding were considered to be anti-dilutive and are excluded from the calculation of net income per share (diluted). The weighted average number of shares amounts have been adjusted to reflect all stock splits in the form of stock dividends.

                       INSPIRE INSURANCE SOLUTIONS, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

  Recently Issued Accounting Pronouncements

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

2. RELATED PARTY TRANSACTIONS

     The Company provides outsourcing services and software and software services to The Millers Insurance Company, a shareholder of the Company, The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, and Millers American Group, Inc. ("Millers American"), of which Millers Insurance is an indirect wholly-owned subsidiary, under the terms of various agreements. On December 30, 1999, INSpire and various Millers American subsidiaries entered into a five-year Master Services Agreement that superceded existing outsourcing services agreements with Millers Insurance and Millers Casualty. For the three months ended March 31, 2000 and 1999, under such agreements, the Company earned total fees of $6,649,660 and $7,537,012, respectively.

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

     Effective January 1, 1998, the Company and Millers Insurance entered into an agreement whereby the Company provides benefits administration services to Millers Insurance and Millers Casualty for a monthly fee of $15,000. Total fees earned under this agreement were $45,000 for each of the three month periods ending March 31, 2000 and 1999.

     There was a net receivable due from Millers American of approximately $6,619,832 and $3,465,958 as of March 31, 2000 and 1999, respectively.

     INSpire's headquarters is located in a building owned by a partnership which is 100% owned by certain members of the Company's Board of Directors and the Company's chief executive officer. For the three months period ended March 31, 2000 and 1999, INSpire incurred $258,760 and $192,318, respectively, of rental expense under this agreement.

3. COMMITMENTS AND CONTINGENCIES

     From time to time the Company receives various claims incidental to its business, including claims alleging breach of warranty, breach of contract, deceptive trade practices and similar claims under license agreements and other agreements with customers of the Company. Such claims include a lawsuit filed on June 23, 1999 in the United States District Court for the Eastern District of North Carolina by Medical Mutual Insurance Company of North Carolina ("Medical Mutual"), a former customer of the Company

                       INSPIRE INSURANCE SOLUTIONS, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

(Medical Mutual Insurance Company of North Carolina vs. INSpire Insurance Solutions, Inc. (5-99CV-416-F3)). Medical Mutual seeks recovery for an amount of at least approximately $696,000 previously paid to the Company, damages in excess of $1.0 million, a declaratory judgment that approximately $1.1 million invoiced to such customer is not owed and treble damages and attorney fees. The Company intends to vigorously defend this lawsuit, and has filed a counterclaim seeking recovery of approximately $1.1 million invoiced to such customer and attorney fees. On March 31, 2000, United States Magistrate Judge William A. Webb of the United States District Court for the Eastern District of North Carolina, Western Division, issued an omnibus order compelling arbitration of the dispute between Medical Mutual Insurance Company of North Carolina and INSpire Insurance Solutions, Inc. and staying/abating the proceeding pending arbitration. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

     Such claims also include a lawsuit filed on November 9, 1999 in the United States District Court for the Northern District of Illinois by Zurich American Insurance Company ("Zurich"), a former customer of the Company (Zurich American Insurance Company vs. INSpire Insurance Solutions, Inc. (99C-7288)). Zurich seeks recovery for an amount of at least approximately $4.3 million previously paid to the Company, a declaratory judgment that approximately $2.0 million invoiced to such customer is not owed and damages to compensate Zurich for INSpire's alleged breaches of contract. The Company intended to vigorously defend this lawsuit, and filed a counterclaim seeking recovery of approximately $2.0 million invoiced to such customer and attorney fees. On April 17, 2000, a settlement agreement was signed between Zurich and Inspire to resolve amicably all matters and issues in controversy between them, all without any admission by or on the part of either party of any liability of any nature, and Zurich paid to INSpire $375,000. The lawsuit was dismissed on May 3, 2000.

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

     On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff seeks monetary damages

                       INSPIRE INSURANCE SOLUTIONS, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, have been filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed and the consolidation action has been transferred to the Fort Worth Division. The Company intends to defend these suits vigorously in all aspects. The ultimate outcome of this matter cannot presently be determined.

     In February 2000, a complaint was filed against INSpire, in the United States District Court for the District of New Jersey-Newark No. 00-803. The Plaintiff, Cover-All Systems, Inc. ("CSI"), is a developer, owner and licensor of computer software programs. The complaint alleges that INSpire breached a Software License & Support Services Agreement ("the Agreement"), entered into in October 1997. CSI seeks damages in excess of $1.5 million. INSpire has filed an Answer and has alleged a counterclaim against CSI for breach of the Agreement and its duty of good faith and fair dealing and is seeking recovery for an amount of $2.5 million that the Company previously paid to CSI. The ultimate outcome of this matter cannot presently be determined.

     On March 2, 2000 the Company filed an arbitration claim against The Doctor's Company with the American Arbitration Association to collect $1,546,095 as the amount due to the Company under a License Agreement, Implementation Support Agreement and Accelerated Enhancement Plan Agreement. Fort Worth, Texas was the requested hearing locale. On March 21, 2000, The Doctor's Company submitted a claim for breach of contract against the Company with the American Arbitration Association and requested a hearing locale in Napa, California. The Doctor's Company claim alleges that as a result of the Company's failure to meet obligations under its agreements, The Doctor's Company is entitled to the return of $912,507 previously paid to the Company plus direct costs and consequential damages. Concurrently, The Doctor's Company filed a petition in the Napa County Superior Court bearing Case No. 26-09134 to compel arbitration in California. The American Arbitration Association has since determined that the hearing locale will be in Fort Worth, Texas. The Company intends to pursue collection of its outstanding receivable balance and to vigorously defend the claim asserted by The Doctor's Company. The ultimate outcome of this matter cannot presently be determined.

     A lawsuit was filed on April 18, 2000 in the District Court of Texas, Tarrant County by Buena Venture Associates, L.P. ("Buena Venture"), a shareholder of INSpire (Buena Venture Associates, L.P. v. INSpire Insurance Solutions, Inc. (048-182682-00)). Buena Venture seeks a declaration that a recent amendment to the Company's bylaws adopted by the Board of Directors is invalid with respect to the 2000 annual meeting of shareholders and an injunction prohibiting its enforcement at such meeting. Buena Venture also seeks reimbursement for attorneys' fees incurred in connection with this matter. On April 28, 2000, the Board of Directors rescinded and repealed the contested bylaw, and based on such action, the Company believes that such lawsuit will not proceed.

                        INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas

     We have reviewed the accompanying condensed consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the condensed consolidated financial statements from which it has been derived.

                                            DELOITTE & TOUCHE LLP

Fort Worth, Texas
April 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
REVENUES:
  Outsourcing services......................................    89.0%    65.7%
  Software and software services............................    10.2     32.4
  Other.....................................................      .8      1.8
                                                              ------   ------
          Total revenues....................................   100.0    100.0
                                                              ------   ------
EXPENSES:
  Cost of outsourcing services, net.........................    69.0     41.9
  Cost of software and software services....................     7.1     16.0
  Cost of other revenues....................................      .3      1.3
  Selling, general and administrative.......................     9.4     14.2
  Research and development, net.............................     2.6      3.1
  Depreciation and amortization.............................     5.8      6.9
                                                              ------   ------
          Total expenses....................................    94.2     83.4
                                                              ------   ------
OPERATING INCOME............................................     5.8     16.6
OTHER INCOME................................................      .5      1.4
                                                              ------   ------
INCOME BEFORE INCOME TAX....................................     6.3     18.1
INCOME TAX EXPENSE..........................................    (2.5)    (7.2)
                                                              ------   ------
NET INCOME..................................................     3.8%    10.8%
                                                              ======   ======

RECENT DEVELOPMENTS

     On May 3, 2000, F. George Dunham, III resigned as Chairman and Chief Executive Officer and, subsequently, R. Earl Cox, III was appointed by the Company's board to serve as Chairman and interim Chief Executive Officer. In connection therewith, the Company and Mr. Dunham entered into an agreement providing for separation payments of $1.3 million to Mr. Dunham, and the parties agreed to covenants and conditions governing his resignation.

     The Company entered into an information technology services agreement with Tokio Marine Management, Inc. to provide services for Tokio Marine's personal lines business. The services under this agreement will be provided for a period of five years beginning April 19, 2000.

     The Company also entered into a functional outsourcing agreement with Zephyr Insurance Company. Under this agreement, Zephyr Insurance Company will outsource all policy administration and claims administration operations to INSpire. This agreement is for a period of ten years beginning April 19, 2000.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Revenues. Total revenues were $36.6 million for the three months ended March 31, 2000 compared to $31.4 million for the three months ended March 31, 1999, an increase of $5.2 million or 17%. Outsourcing services revenues were $32.6 million for the three months ended March 31, 2000 compared to $20.6 million for the three months ended March 31, 1999, an increase of $12 million or 58%. The growth in outsourcing services revenues is due primarily to: (i) the Company performing outsourcing services under a policy administration agreement and a claims administration agreement with The Robert Plan entered into effective April 1, 1999, (ii) the Company performing outsourcing services under a policy and claims agreement with

Island Group entered into effective June 1, 1999, and (iii) the Company performing outsourcing services under five additional outsourcing contracts entered into after March 31, 1999. Software and software services revenues were $3.7 million for the three months ended March 31, 2000 compared to $10.2 million for the three months ended March 31, 1999, a decrease of $6.5 million or 64%. The decrease in software and software services revenues is primarily attributable to the decision the Company made in December 1999 to discontinue efforts directed toward increasing licensed software packages in order to focus on its outsourcing business.

     Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $28 million for the three months ended March 31, 2000 compared to $18.6 million for the three months ended March 31, 1999, a increase of $9.4 million or 51%. Cost of outsourcing services was $25.3 million for the three months ended March 31, 2000 compared to $13.2 million for the three months ended March 31, 1999, an increase of $12.1 million or 92%. This increase is primarily attributable to costs associated with the performance of services under the outsourcing contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 78 % for the three months ended March 31, 2000 from 64% for the three months ended March 31, 1999. This increase is a result of increased staffing and equipment to support the growth of the outsourcing division, and lower operating margins during the initial phases of the new outsourcing contracts described above. Cost of software and software services was $2.6 million for the three months ended March 31, 2000 compared to $5 million for the three months ended March 31, 1999, a decrease of $2.4 million or 48%. This decrease is primarily attributable to fewer in-process installations of Windows into Property & Casualty System "WPC" and other software productivity tools, resulting in lower license fees and software services revenues. Cost of software and software services as a percentage of software and software services revenues increased to 69% for the three months ended March 31, 2000 from 49% for the three months ended March 31, 1999.

     Selling, General and Administrative. Selling, general and administrative expenses were $3.4 million for the three months ended March 31, 2000 compared to $4.4 million for the three months ended March 31, 1999, a decrease of $1 million or 23%. This decline is primarily due to a reduction of staff. Selling, general and administrative expenses as a percentage of total revenues decreased to 9 % for the three months ended March 31, 2000 from 14% for the three months ended March 31, 1999. This decrease is due to the increased revenue base over which to spread these costs.

     Research and Development. Research and development expense was $934,000 for the three months ended March 31, 2000 compared to $972,000 for the three months ended March 31, 1999, a decrease of $38,000 or 4%. This decline is primarily due to a decreased utilization of contract and consultant personnel. Research and development expense for the three months ended March 31, 2000 and 1999 is net of capitalized software development costs of approximately $129,000 and $496,000, respectively.

     Depreciation and Amortization. Depreciation and amortization expense was $2.1 million for the three months ended March 31, 2000 compared to $2.2 million for the three months ended March 31, 1999, a decrease of approximately $100,000 or 5%. This decline is primarily due to the third quarter 1999 write-off of intangibles.

     Other Income. Other income, consisting principally of investment income, decreased to $186,000 for the three months ended March 31, 2000 from $447,000 for the three months ended March 31, 1999. The decrease of $261,000, or 58%, is due to a decrease in cash equivalents and investments.

     Net Income. Net income was $1.4 million, or $.07 per diluted share ($.07 per basic share), for the three months ended March 31, 2000 compared to net income of $3.4 million, or $.17 per diluted share ($.18 per basic share), for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $11.3 million as of March 31, 2000 compared to $899,000 as of December 31, 1999, an increase of $10.4 million.

     Net cash provided by operating activities was $4 million higher for the quarter ended March 31, 2000, compared to the same period of 1999. The increase is primarily attributable to $4.5 million in tax refunds and a $1.5 million net reduction in unbilled receivables and accounts receivable during 2000. These increases were partially offset by reductions in net income and other working capital changes.

     Net cash used in investing activities was $1.4 million for the quarter ended March 31, 2000. The $7.0 million of expenditures for deferred contract costs includes a one-time finder's fee payment of $2.6 million related to the April 1, 1999 asset purchase agreement with The Robert Plan as well as capitalized contract implementation costs associated with long-term outsourcing service agreements. The deferred contract costs are partially offset by the conversion of $6.2 million in long term investments to cash and cash equivalents.

     Net cash generated by financing activities was $121,000 for the first quarter 2000 and is attributable to proceeds from exercises under stock plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed as part of this Form 10-Q:

          3.1            -- Restated Articles of Incorporation of the Company and
                            Articles of Amendment No. 1 thereto (Incorporated by
                            reference to Exhibit 3.1 of the Company's Registration
                            Statement on Form S-1, Registration No. 333-31173).
          3.2            -- Amended and Restated Bylaws of the Company (Incorporated
                            by reference to Exhibit 3.2 of the Company's Registration
                            Statement on Form S-1, Registration No. 333-31173).
          3.3            -- Form of First Amendment to the Bylaws of the Company
                            (Incorporated by reference to Exhibit 3.3 of the
                            Company's Form 10-Q for the three months ended March 31,
                            1999 filed on May 14, 1999).
          3.4            -- Form of Second Amendment to the Bylaws of the Company
                            (Incorporated by reference to Exhibit 3.3 of the
                            Company's Form 8-K filed on March, 27 2000).
          4.1            -- Specimen Certificate for shares of Common Stock of the
                            Company (Incorporated by reference to Exhibit 4.1 of the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-31173).
          4.2            -- Form of Rights Agreement, by and between the Company and
                            U.S. Trust Company of Texas, N.A. dated as of July 30,
                            1997 (Incorporated by reference to Exhibit 4.2 of the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-31173).
          4.3            -- Form of First Amendment to Rights Agreement (Incorporated
                            by reference to Exhibit 4.3 of the Company's Form 10-Q
                            for the three months ended March 31, 1999 filed on May
                            14, 1999).
         10.0            -- Employment agreement dated April 1, 2000.
         11.1            -- Statement regarding Computation of Per Share Earnings.
         15.1            -- Letter Re: Unaudited Interim Financial Information.
         27.1            -- Financial Data Schedule (EDGAR version only).

     (b) The Company did file a report on Form 8-K during the three months ended March 31, 2000. In the Form 8-K filed March 27, 2000, the Company disclosed the adoption of the Second Amendment to the Company's Amended and Restated Bylaws. By board action on April 28, 2000, the Second Amendment was repealed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000
                                            INSPIRE INSURANCE SOLUTIONS, INC.

                                                  /s/ R. EARL COX, III
                                            ------------------------------------
                                                      R. Earl Cox, III
                                              Interim Chief Executive Officer,
                                                   Chairman and Director

                                                 /s/ JEFFREY W. ROBINSON
                                            ------------------------------------
                                                    Jeffrey W. Robinson
                                            President & Chief Operating Officer

                                                  /s/ COLLEEN R. DAVIS
                                            ------------------------------------
                                                      Colleen R. Davis
                                             Vice President & Chief Accounting
                                                          Officer

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Restated Articles of Incorporation of the Company and
                            Articles of Amendment No. 1 thereto (Incorporated by
                            reference to Exhibit 3.1 of the Company's Registration
                            Statement on Form S-1, Registration No. 333-31173).
          3.2            -- Amended and Restated Bylaws of the Company (Incorporated
                            by reference to Exhibit 3.2 of the Company's Registration
                            Statement on Form S-1, Registration No. 333-31173).
          3.3            -- Form of First Amendment to the Bylaws of the Company
                            (Incorporated by reference to Exhibit 3.3 of the
                            Company's Form 10-Q for the three months ended March 31,
                            1999 filed on May 14, 1999).
          3.4            -- Form of Second Amendment to the Bylaws of the Company
                            (Incorporated by reference to Exhibit 3.3 of the
                            Company's Form 8-K filed on March, 27 2000).
          4.1            -- Specimen Certificate for shares of Common Stock of the
                            Company (Incorporated by reference to Exhibit 4.1 of the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-31173).
          4.2            -- Form of Rights Agreement, by and between the Company and
                            U.S. Trust Company of Texas, N.A. dated as of July 30,
                            1997 (Incorporated by reference to Exhibit 4.2 of the
                            Company's Registration Statement on Form S-1,
                            Registration No. 333-31173).
          4.3            -- Form of First Amendment to Rights Agreement (Incorporated
                            by reference to Exhibit 4.3 of the Company's Form 10-Q
                            for the three months ended March 31, 1999 filed on May
                            14, 1999).
         10.0            -- Employment agreement dated April 1, 2000.
         11.1            -- Statement regarding Computation of Per Share Earnings.
         15.1            -- Letter Re: Unaudited Interim Financial Information.
         27.1            -- Financial Data Schedule (EDGAR version only).