Form 10-Q
period 2000-06-30
INSPIRE INSURANCE SOLUTIONS INC
filed 2000-08-14
CIK 1042051

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000: 19,138,001


================================================================================

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION............................................................................        1

Item 1.  Financial Statements.............................................................................        1

         Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
         December 31, 1999................................................................................        1

         Condensed Consolidated Statements of Operations (unaudited) for the three
         months and six months ended June 30, 2000 and 1999...............................................        2

         Condensed Consolidated Statements of Cash Flows (unaudited) for the six months
         ended June 30, 2000 and 1999.....................................................................        3

         Notes to Condensed Consolidated Financial Statements (unaudited).................................        4

         Independent Accountants' Report..................................................................        9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............       10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................       14

PART II - OTHER INFORMATION...............................................................................       15

Item 1.  Legal Proceedings................................................................................       15

Item 4.  Submission of Matters to a Vote of Security Holders..............................................       16

Item 5.  Other Information................................................................................       16

Item 6.  Exhibits and Reports on Form 8-K.................................................................       17

Signatures ...............................................................................................       18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        INSPIRE INSURANCE SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,           DECEMBER 31,
                                                                                  2000                  1999
                                                                              -------------         -------------
                                                                              (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .......................................        $   4,689,010         $     899,032
     Investments .....................................................           11,749,851            16,774,703
     Accounts receivable, net ........................................           28,755,732            24,593,172
     Unbilled receivables ............................................              294,065             4,814,894
     Income taxes receivable .........................................            1,130,850             6,861,736
     Deferred income taxes ...........................................            5,587,370             5,753,743
     Prepaid expenses and other current assets .......................            1,637,601             1,881,424
                                                                              -------------         -------------
       Total current assets ..........................................           53,844,479            61,578,704
Property and equipment, net (accumulated depreciation 2000
   $19,252,911; 1999 $17,450,341) ....................................           12,946,531            14,179,800
Intangibles and other assets .........................................           63,658,101            56,269,846
                                                                              -------------         -------------
TOTAL ................................................................        $ 130,449,111         $ 132,028,350
                                                                              =============         =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ................................................        $     481,186         $   2,054,937
     Accrued payroll and compensation ................................            1,631,422               970,633
     Other accrued expenses ..........................................           15,211,414            19,043,135
     Unearned revenue ................................................            2,227,819             1,777,580
     Deferred compensation ...........................................              791,467             1,325,583
                                                                              -------------         -------------
       Total current liabilities .....................................           20,343,308            25,171,868
Deferred compensation ................................................              375,301               380,175
Deferred income taxes ................................................            2,005,629             2,005,629

COMMITMENTS AND CONTINGENCIES (NOTE 3)
SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value;
       1,000,000 shares authorized, none
       issued and outstanding ........................................                   --                    --
   Common stock, $.01 par value; 50,000,000 shares Authorized,
       19,138,001 shares issued and outstanding in 2000;
       18,998,270 shares
       issued and outstanding in 1999 ................................              191,380               189,983
   Additional paid-in capital ........................................          113,740,368           112,523,113
   Accumulated deficit ...............................................           (6,206,875)           (8,242,418)
                                                                              -------------         -------------
         Total shareholders' equity ..................................          107,724,873           104,470,678
                                                                              -------------         -------------
TOTAL ................................................................        $ 130,449,111         $ 132,028,350
                                                                              =============         =============

     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    THREE MONTHS                             SIX MONTHS
                                                                   ENDED JUNE 30,                           ENDED JUNE 30,
                                                          --------------------------------         --------------------------------
                                                               2000                1999                 2000                1999
                                                          ------------        ------------         ------------        ------------
REVENUES:
  Outsourcing services ...........................        $ 32,271,957        $ 27,251,026         $ 64,832,274        $ 47,880,209
  Software and software services .................           2,162,792           8,348,754            5,893,997          18,518,107
  Other ..........................................             359,750             655,448              667,581           1,233,442
                                                          ------------        ------------         ------------        ------------
      Total revenues .............................          34,794,499          36,255,228           71,393,852          67,631,758
                                                          ------------        ------------         ------------        ------------
EXPENSES:
  Cost of outsourcing services, net ..............          25,094,573          18,682,448           50,333,089          31,837,905
  Cost of software and software
    services, net ................................           1,543,806           5,493,853            4,116,308          10,498,540
  Cost of other revenues .........................             135,606             343,433              254,132             738,670
  Selling, general and administrative ............           2,981,800           4,151,496            6,409,563           8,601,149
  Research and development, net ..................             585,025             680,356            1,504,472           1,652,560
  Severance expense ..............................           1,350,595              75,902            1,429,290              75,902
  Depreciation and amortization ..................           2,207,765           2,459,178            4,320,775           4,636,735
                                                          ------------        ------------         ------------        ------------
      Total expenses .............................          33,899,170          31,886,666           68,367,629          58,041,461
                                                          ------------        ------------         ------------        ------------
OPERATING INCOME .................................             895,329           4,368,562            3,026,223           9,590,297
OTHER INCOME (EXPENSE):
  Interest income ................................             180,768             415,555              366,351             873,612
  Interest expense ...............................                  --              (2,881)                  --             (13,540)
                                                          ------------        ------------         ------------        ------------
      Total other income (expense) ...............             180,768             412,674              366,351             860,072
                                                          ------------        ------------         ------------        ------------
INCOME BEFORE INCOME TAX .........................           1,076,097           4,781,236            3,392,574          10,450,369
INCOME TAX EXPENSE ...............................             430,440           1,912,492            1,357,031           4,180,146
                                                          ------------        ------------         ------------        ------------
NET INCOME .......................................        $    645,657        $  2,868,744         $  2,035,543        $  6,270,223
                                                          ============        ============         ============        ============
NET INCOME PER SHARE (BASIC) .....................        $        .03        $        .15         $        .11        $        .33
                                                          ============        ============         ============        ============
NET INCOME PER SHARE (DILUTED) ...................        $        .03        $        .14         $        .10        $        .31
                                                          ============        ============         ============        ============


     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                              ---------------------------------
                                                                                   2000                1999
                                                                              ------------        -------------
OPERATING ACTIVITIES:
   Net income ........................................................        $  2,035,543         $  6,270,223
     Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization ...................................           4,320,775            4,636,735
     Change in operating assets and liabilities:
       Accounts receivable ...........................................          (4,162,559)          (9,818,427)
       Unbilled receivables ..........................................           4,520,828           (3,174,832)
       Prepaid expenses and other
         current assets ..............................................              59,242             (510,697)
       Other assets ..................................................             138,761             (704,687)
       Accounts payable ..............................................          (1,573,752)             369,263
       Accrued payroll and compensation ..............................             669,466              165,959
       Other accrued expenses ........................................          (3,653,688)           6,342,881
       Unearned revenue ..............................................             450,239            3,491,261
       Income taxes payable/receivable ...............................           5,877,346            1,595,441
       Deferred compensation .........................................            (101,167)             293,280
                                                                              ------------         ------------
   Net cash provided by operating activities .........................           8,581,034            8,956,400
                                                                              ------------         ------------
INVESTING ACTIVITIES:
     Sale of investments .............................................           5,024,852            5,800,835
     Purchases of property and equipment .............................          (1,029,785)          (3,144,257)
     Capitalized research and development costs ......................            (401,732)            (936,317)
     Deferred contract costs .........................................          (8,505,491)         (17,813,100)
                                                                              ------------         ------------
   Net cash used in investing activities .............................          (4,912,156)         (16,092,839)
                                                                              ------------         ------------
FINANCING ACTIVITIES:
     Repayment of borrowings .........................................                  --             (383,402)
     Proceeds from exercises under stock
       plans, net ....................................................             121,100              689,491
                                                                              ------------         ------------
   Net cash provided by financing activities .........................             121,100              306,089
                                                                              ------------         ------------
NET INCREASE/(DECREASE) IN CASH AND
   CASH EQUIVALENTS ..................................................           3,789,978           (6,830,350)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ............................................             899,032           27,599,967
                                                                              ------------         ------------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ..................................................        $  4,689,010         $ 20,769,617
                                                                              ============         ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid .....................................................        $         --         $     13,540
                                                                              ============         ============
   Income taxes paid/(refunded), net .................................        $ (4,520,696)        $  2,739,722
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

                        INSPIRE INSURANCE SOLUTIONS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General - INSpire Insurance Solutions, Inc. ("INSpire" or the "Company") is a provider of policy and claims administration and information technology ("IT") outsourcing services to the property and casualty ("P&C") insurance industry. Until December 31, 1999, the Company also marketed and licensed computer software to the P&C insurance industry. The Company sells its products directly to the customer. The majority of sales are in North America.

         Unaudited Interim Consolidated Financial Statements - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented herein have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 2000. The independent accountants' review report of Deloitte & Touche LLP is included in Part I, Item 1 of this report.

         The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K (File No. 000-23005).

         Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         Intangibles and Other Assets - Costs in excess of net assets acquired are amortized over periods ranging from five to twenty years using the straight-line method. Acquired software and other intangibles are amortized over a period of three to ten years using the straight-line method. Deferred contract costs are comprised of the incremental fees and direct costs associated with long-term outsourcing service agreements and are amortized over the related contract period of up to ten years using the straight-line method. The Company periodically evaluates the carrying value of long lived assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between net book value and estimated undiscounted future cash flows, and is charged to expense in the period identified.

         Net Income Per Share - Net income per share of the Company is computed by dividing net income by the weighted average number of shares outstanding. Diluted net income per share considers the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. The weighted average number of shares (basic) was 19,138,001 and 18,966,315 for the three months ended June 30, 2000 and 1999, respectively, and 19,085,026 and 18,864,055 for the six months ended June 30, 2000 and 1999, respectively. The weighted average number of shares (diluted) was 19,605,506 and 20,401,712 for the three months ended June 30, 2000 and 1999, respectively, and 19,598,148 and 20,342,382 for the six months ended June 30, 2000 and 1999, respectively. For the quarter ended June 30, 2000, 2,460,641 options outstanding were considered to be anti-dilutive and are excluded from the calculation of net income per share (diluted). The weighted average number of shares amounts have been adjusted to reflect all stock splits in the form of stock dividends.

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

                        INSPIRE INSURANCE SOLUTIONS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective for the Company's financial statements no later than the fourth quarter of fiscal year 2000 and requires the Company to recognize revenue only when it is realized or realizable and earned. Management has not completed evaluating the impact of the adoption of SAB 101 on the Company's financial position, results of operations or cash flows.

2.       RELATED PARTY TRANSACTIONS

         The Company provides outsourcing services and software and software services to The Millers Insurance Company, a shareholder of the Company, The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, and Millers American Group, Inc. ("Millers American"), of which Millers Insurance is an indirect wholly-owned subsidiary, under the terms of various agreements. On December 30, 1999, INSpire and various Millers American subsidiaries entered into a five-year Master Services Agreement that superceded existing outsourcing services agreements with Millers Insurance and Millers Casualty. For the six months ended June 30, 2000 and 1999, under such agreements, the Company earned total fees of $6,201,305 and $12,702,000, respectively. Millers American has recently requested that the Company enter into various modifications to the Master Services Agreement, but to date the Company has not consented to any changes.

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

         Effective January 1, 1998, the Company and Millers Insurance entered into an agreement whereby the Company provides benefits administration services to Millers Insurance and Millers Casualty for a monthly fee of $15,000. Total fees earned under this agreement were $90,000 for each of the six month periods ending June 30, 2000 and 1999.

         There was a receivable due from Millers American of approximately $10,352,904 and $3,977,000 as of June 30, 2000 and 1999, respectively. The receivable of $10,352,904 due from Millers American represented 36% of the Company's accounts receivable at June 30, 2000. Of such receivable, 73% was over 60 days past due and 68% was over 90 days past due. The Company believes Millers American's ability to make payment of $7,110,291 of the $10,352,904 receivable due from Millers American is contingent upon receipt by Millers American of necessary regulatory approvals from the Arizona Department of Insurance that remain pending in connection with the Phoenix Acquisition; however, any such payment so received by the Company from Millers American would be correspondingly reduced by the $3.5 million purchase price payable by the Company to Millers American in connection with the Phoenix Acquisition. The Company is unable to ascertain with any degree of certainty whether the Company will experience continued difficulties associated with the collection of such receivable from Millers American, and the inability to collect the receivable would have a material adverse effect on the Company's results of operations, financial condition and cash flows.

         INSpire's headquarters is located in a building owned by a partnership which is 50% owned by certain members of the Company's Board of Directors and the Company's interim chief executive officer. For the three months period ended June 30, 2000 and 1999, INSpire incurred $258,760 and $384,636, respectively, of rental

                        INSPIRE INSURANCE SOLUTIONS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


expense under this agreement. For the six month period ended June 30, 2000 and 1999, INSpire incurred $517,520 and $576,954, respectively, of rental expense under this agreement.

3.       COMMITMENTS AND CONTINGENCIES

         In February 2000, a complaint was filed against INSpire in the United States District Court for the District of New Jersey-Newark No. 00-803. The plaintiff, Cover-All Systems, Inc. ("CSI"), is a developer, owner and licensor of computer software programs. The complaint alleges that INSpire breached a Software License & Support Services Agreement (the "Agreement") entered into in October 1997. CSI seeks damages in excess of $1.5 million. INSpire has filed an answer and has alleged a counterclaim against CSI for breach of the Agreement and its duty of good faith and fair dealing and is seeking recovery for an amount of $2.5 million that the Company previously paid to CSI. The ultimate outcome of this matter cannot presently be determined.

         On March 2, 2000 the Company filed an arbitration claim against The Doctor's Company with the American Arbitration Association to collect $1,546,095 of the amount due to the Company under a License Agreement, Implementation Support Agreement and Accelerated Enhancement Plan Agreement. The requested hearing locale was Fort Worth, Texas. On March 21, 2000, The Doctor's Company submitted a claim for breach of contract against the Company with the American Arbitration Association and requested a hearing locale in Napa, California. The Doctor's Company claim alleges that as a result of the Company's failure to meet obligations under its agreements, The Doctor's Company is entitled to the return of $912,507 previously paid to the Company plus direct costs and consequential damages. Concurrently, The Doctor's Company filed a petition in the Napa County Superior Court bearing Case No. 26-09134 to compel arbitration in California. The American Arbitration Association has since determined that the hearing locale will be in Fort Worth, Texas. The Company intends to pursue collection of its outstanding receivable balance and to vigorously defend the claim asserted by The Doctor's Company. The ultimate outcome of this matter cannot presently be determined.

         On June 30, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family is seeking approximately $3.6 million in damages for alleged breach of contract, negligence, breach of fiduciary duty and express indemnity. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead General Insurance Agency and Western Family and a claims management agreement by and between Arrow Claims Management and Western Family, each entered into in September 1996. INSpire purchased the assets of Arrowhead General Insurance Agency and the stock of Arrow Claims Management in December 1998. Although the outcome of this matter cannot presently be determined, INSpire believes that it would be entitled to indemnification for this matter from Arrowhead General Insurance Agency based on a Guaranty Agreement, Outsourcing Agreement and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         On July 18, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Juan M. Alvarado and Irene Alvarado ("Alvarado") (Alvarado, et al. vs. Clarendon National Insurance Company, et al. (GIC750651)). Alvarado is seeking $3 million in damages plus punitive damages in this bad faith lawsuit involving an alleged denial of a claim by Arrow Claims Management and the subsequent handling of the claim. Although the outcome of this matter cannot presently be determined, INSpire believes that it would be entitled to indemnification for this matter from Arrowhead General Insurance Agency based on a Guaranty Agreement, Outsourcing Agreement and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         A lawsuit was filed on April 18, 2000 in the District Court of Texas, Tarrant County by Buena Venture Associates, L.P. ("Buena Venture"), a shareholder of the Company (Buena Venture Associates, L.P. v. INSpire Insurance Solutions, Inc. (048-182682)). Buena Venture sought a declaration that an amendment to the Company's Bylaws adopted by the Board of Directors was invalid with respect to the 2000 annual meeting of shareholders and

                        INSPIRE INSURANCE SOLUTIONS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


requested an injunction prohibiting its enforcement at the meeting. Buena Venture also sought reimbursement for attorneys' fees incurred in connection with the matter. On April 28, 2000, the Board of Directors rescinded and repealed the contested bylaw. Buena Venture dismissed this lawsuit on May 10, 2000.

         On June 23, 1999 a lawsuit was filed in the United States District Court for the Eastern District of North Carolina by Medical Mutual Insurance Company of North Carolina ("Medical Mutual"), a former customer of the Company (Medical Mutual Insurance Company of North Carolina vs. INSpire Insurance Solutions, Inc. (5-99CV-416-F3)). Medical Mutual seeks recovery for an amount of at least approximately $696,000 previously paid to the Company, damages in excess of $1.0 million, a declaratory judgment that approximately $1.1 million invoiced to such customer is not owed and treble damages and attorney fees. The Company filed a counterclaim seeking recovery of approximately $1.1 million invoiced to such customer and attorney fees. On March 31, 2000, United States Magistrate Judge William A. Webb of the United States District Court for the Eastern District of North Carolina, Western Division, issued an omnibus order compelling arbitration of the dispute between Medical Mutual Insurance Company of North Carolina and INSpire Insurance Solutions, Inc. and staying/abating the proceeding pending arbitration. On August 7, 2000, the Company and Medical Mutual entered into a settlement agreement, which will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

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

                        INSPIRE INSURANCE SOLUTIONS, INC.

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)


         From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas

         We have reviewed the accompanying condensed consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America the consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the condensed consolidated financial statements from which it has been derived.


DELOITTE & TOUCHE LLP

Fort Worth, Texas
July 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                     ----------------------          ----------------------
                                                      2000            1999            2000            1999
                                                     ------          ------          ------          ------
REVENUES:
     Outsourcing services ...................          92.8%           75.2%           90.8%           70.8%
     Software and software services .........           6.2            23.0             8.3            27.4
     Other ..................................           1.0             1.8              .9             1.8
                                                     ------          ------          ------          ------
         Total revenues .....................         100.0           100.0           100.0           100.0
                                                     ------          ------          ------          ------
EXPENSES:
     Cost of outsourcing services, net ......          72.1            51.5            70.5            47.1
     Cost of software and
         software services ..................           4.4            15.2             5.8            15.5
     Cost of other revenues .................            .4             0.9              .4             1.1
     Selling, general and administrative ....           8.6            11.5             8.9            12.7
     Research and development, net ..........           1.7             1.9             2.1             2.4
     Severance expense ......................           3.9             0.2             2.0             0.1
     Depreciation and amortization ..........           6.3             6.8             6.0             6.9
                                                     ------          ------          ------          ------
         Total expenses .....................          97.4            88.0            95.7            85.8
                                                     ------          ------          ------          ------
OPERATING INCOME ............................           2.6            12.0             4.3            14.2
OTHER INCOME ................................            .5             1.2             0.5             1.3
                                                     ------          ------          ------          ------
INCOME BEFORE INCOME TAX ....................           3.1            13.2             4.8            15.5
INCOME TAX EXPENSE ..........................          (1.2)           (5.3)           (2.5)           (6.2)
                                                     ------          ------          ------          ------
NET INCOME ..................................           1.9%            7.9%            2.9%            9.3%
                                                     ======          ======          ======          ======

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         Revenues. Total revenues were $34.8 million for the three months ended June 30, 2000 compared to $36.3 million for the three months ended June 30, 1999, a decrease of $1.5 million or 4%. Outsourcing services revenues were $32.3 million for the three months ended June 30, 2000 compared to $27.3 million for the three months ended June 30, 1999, an increase of $5 million or 18%. The growth in outsourcing services revenues is due primarily to the Company performing outsourcing services under a policy and claims agreement with Island Group entered into effective June 1, 1999. Based on ongoing current discussions with Island Group, the Company and Island Group may endeavor to restructure the nature of the existing outsourcing relationship under the Island Group policy and claims agreement. If the relationship is restructured along the lines presently being discussed, this would have a material adverse effect on future outsourcing service revenues in subsequent quarters. Software and software services revenues were $2.2 million for the three months ended June 30, 2000 compared to $8.3 million for the three months ended June 30, 1999, a decrease of $6.1 million or 74%. The decrease in software and software services revenues is primarily attributable to the decision the Company made in December 1999 to discontinue efforts directed toward increasing licensed software packages in order to focus on its outsourcing business.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $26.8 million for the three months ended June 30, 2000 compared to $24.6 million for the three months ended June 30, 1999, an increase of $2.2 million or 9%. Cost of outsourcing services was $25.1 million for the three months ended June 30, 2000 compared to $18.7 million for the three months ended June 30, 1999, an increase of $6.4 million or 34%. This increase is primarily attributable to costs associated with the performance of services under the outsourcing contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 78% for the three months ended June 30, 2000 from 69% for the three months ended June 30, 1999. This increase is a result of increased staffing and equipment to support the growth of the outsourcing division. Cost of software and software services was $1.5 million for the three months ended June 30, 2000 compared to $5.5 million for the three months ended June 30, 1999, a decrease of $4 million or 73%. This decrease is primarily attributable to fewer in-process installations of Windows into Property & Casualty System "WPC" and other software productivity tools, resulting in lower license fees and software services revenues. Cost of software and software services as a percentage of software and software services revenues increased to 71% for the three months ended June 30, 2000 from 66% for the three months ended June 30, 1999.

         Selling, General and Administrative. Selling, general and administrative expenses were $3 million for the three months ended June 30, 2000 compared to $4.2 million for the three months ended June 30, 1999, a decrease of $1.2 million or 29%. This decline is primarily due to a reduction of staff partially offset by a pre-tax charge of $1.3 million, which relates to the separation payments and related expenses of former CEO, F. George Dunham III. Selling, general and administrative expenses as a percentage of total revenues decreased to 9% for the three months ended June 30, 2000 from 11% for the three months ended June 30, 1999. This decrease is due to the increased revenue base over which to spread these costs.

         Research and Development. Research and development expense was $585,000 for the three months ended June 30, 2000 compared to $680,000 for the three months ended June 30, 1999, a decrease of $95,000 or 14%. This decline is primarily due to a decreased utilization of contract and consultant personnel. Research and development expense for the three months ended June 30, 2000 and 1999 is net of capitalized software development costs of approximately $254,000 and $440,000, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was $2.2 million for the three months ended June 30, 2000 compared to $2.5 million for the three months ended June 30, 1999, a decrease of approximately $300,000 or 12%.

         Other Income. Other income, consisting principally of investment income, decreased to $181,000 for the three months ended June 30, 2000 from $416,000 for the three months ended June 30, 1999. The decrease of $235,000, or 56%, is due to a decrease in cash equivalents and investments.

         Net Income. Net income was $646,000, or $.03 per diluted share ($.03 per basic share), for the three months ended June 30, 2000 compared to net income of $2.9 million, or $.14 per diluted share ($.15 per basic share), for the three months ended June 30, 1999. These results include the pre-tax charge of $1.3 million, which relates to the separation payments and related expenses of former CEO, F. George Dunham III. Excluding these charges, net earnings for the quarter ended June 30, 2000 would have been $1.4 million or $.07 per diluted share ($.08 per basic share).

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Revenues. Total revenues were $71.4 million for the six months ended June 30, 2000 compared to $67.6 million for the six months ended June 30, 1999, an increase of $3.8 million or 6%. Outsourcing services revenues were $64.8 million for the six months ended June 30, 2000 compared to $47.9 million for the six months ended June 30, 1999, an increase of $16.9 million or 35%. The growth in outsourcing services revenues is due primarily to the Company performing outsourcing services under a policy and claims agreement with Island Group entered into effective June 1, 1999. Based on ongoing current discussions with Island Group, the Company and Island Group may endeavor to restructure the nature of the existing outsourcing relationship under the Island Group policy and claims agreement. If the relationship is restructured along the lines presently being discussed, this would have a material adverse effect on future outsourcing service revenues in subsequent quarters. Software and software services revenues were $5.9 million for the six months ended June 30, 2000 compared to $18.5 million for the six months ended June 30, 1999, a decrease of $12.6 million or 68%. The decrease in software and software services revenues is primarily attributable to the decision the Company made in December 1999 to discontinue efforts directed toward increasing licensed software packages in order to focus on its outsourcing business.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $54.7 million for the six months ended June 30, 2000 compared to $43.1 million for the six months ended June 30, 1999, an increase of $11.6 million or 27%. Cost of outsourcing services was $50.3 million for the six months ended June 30, 2000 compared to $31.9 million for the six months ended June 30, 1999, an increase of $18.4 million or 58%. This increase is primarily attributable to costs associated with the performance of the outsourcing services under the contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 78% for the six months ended June 30, 2000 from 67% for the six months ended June 30, 1999. This increase is a result of additional staffing and equipment to support the growth of the outsourcing division, and lower operating margins during the initial phases of the new outsourcing contracts described above. Cost of software and software services was $4.1 million for the six months ended June 30, 2000 compared to $10.5 million for the six months ended June 30, 1999, a decrease of $6.4 million or 61%. This decrease is primarily attributable to fewer in-process installations of Windows into Property & Casualty System "WPC" and other software productivity tools, resulting in lower license fees and software services revenues. Cost of software and software services as a percentage of software and software services revenues increased to 70% for the six months ended June 30, 2000 from 57% for the six months ended June 30, 1999 as a result of the change in the software revenue mix described above.

         Selling, General and Administrative. Selling, general and administrative expenses were $6.4 million for the six months ended June 30, 2000 compared to $8.6 million for the six months ended June 30, 1999, a decrease of $2.2 million or 26%. This decrease is primarily due to a reduction of staff partially offset by a pre-tax charge of $1.3 million, which relates to the separation payments and related expenses of former CEO, F. George Dunham III. Selling, general and administrative expenses as a percentage of total revenues decreased to 9% for the six months ended June 30, 2000 from 13% for the six months ended June 30, 1999. This decrease is due to the increased revenue base over which to spread these costs.

         Research and Development. Research and development expense was $1.5 million for the six months ended June 30, 2000 compared to $1.7 million for the six-months ended June 30, 1999, a decrease of $200,000 or 12%. This decline is primarily due to a decreased utilization of contract and consultant personnel. Research and development expense for the six months ended June 30, 2000 and 1999 is net of capitalized software development costs of approximately $381,000 and $964,000, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was $4.3 million for the six months ended June 30, 2000 compared to $4.6 million for the six months ended June 30, 1999, a decrease of approximately $300,000 or 7%. This decrease is primarily due to the third quarter 1999 write-off of intangibles.

         Other Income. Other income, consisting principally of investment income, decreased to $366,000 for the six months ended June 30, 2000 from $860,000 for the six months ended June 30, 1999. The decrease of $494,000, or 57%, is due to a decrease in cash equivalents and investments.

         Net Income. Net income was $2 million, or $.10 per diluted share ($.11 per basic share), for the six months ended June 30, 2000 compared to net income of $6.3 million, or $.31 per diluted share ($.33 per basic share), for the six months ended June 30, 1999. These results include a pre-tax charge of $1.3 million, which relates to the separation payments and related expenses of former CEO, F. George Dunham III. Excluding these charges, net earnings for the quarter ended June 30, 2000 would have been $1.4 million or $.07 per diluted share ($.08 per basic share).

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $4.7 million as of June 30, 2000 compared to $899,000 as of December 31, 1999, an increase of $3.8 million.

         Net cash provided by operating activities was $400,000 lower for the six months ended June 30, 2000, compared to the same period of 1999. The decrease is primarily attributable to lower net income partially offset by $4.5 million in tax refunds.

         Net cash used in investing activities was $4.9 million for the six months ended June 30, 2000. The $8.5 million of expenditures for deferred contract costs includes a finder's fee payment of $2.6 million related to the April 1, 1999 asset purchase agreement with The Robert Plan as well as capitalized contract implementation costs associated with long-term outsourcing service agreements. The deferred contract costs are partially offset by the conversion of $5.0 million in long term investments to cash and cash equivalents.

         The deferred contract costs represent expenditures on three major implementation projects, West Coast Processing Center, East Coast Processing Center and Pacific Processing Center. As of June 30, 2000, total investments in each of these centers is $7.4 million, $3.5 million and $4.8 million, respectively, exclusive of goodwill and finder's fees. The implementation of the Pacific Processing Center is currently on hold. The continuation of this project is dependent upon the results of a business evaluation currently being performed by the Company and the customer.


         Net cash generated by financing activities was $121,000 for the first six months of 2000 and is attributable to proceeds from exercises under stock plans.

         The Company believes that cash generated from operations and cash available from short-term investments will satisfy the Company's anticipated working capital requirements for at least one year. This belief is based on the assumption that the Company will collect the Millers American receivable of approximately $10.4 million as discussed above in Note 2-Related Party Transactions. However, if the Company experiences continued difficulties in collection of the Millers American receivable of $10.4 million, the inability to collect the receivable would have a material adverse effect on the Company's liquidity and it is unlikely that the Company's existing sources of liquidity would be sufficient to satisfy the Company's anticipated short-term liquidity requirements during the ensuing year. In such event, the Company would have to significantly alter its existing business or seek additional sources of debt or equity financing to continue its operations, and there can be no assurance that the Company could successfully manage such a transition or obtain any such additional financing.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective for the Company's financial statements no later than the fourth quarter of fiscal year 2000 and requires the Company to recognize revenue only when it is realized or realizable and earned. Management has not completed evaluating the impact of the adoption of SAB 101 on the Company's financial position, results of operations or cash flows.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Report on Form 10-Q contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this report, other than statements of historical fact, including but not limited to statements made under "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future results and operations of the Company, and which may be indicated by words such as "anticipate," "believe," "estimate," "expect" "intend" and similar expressions, are forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to difficulties associated with growth, the Company's dependence on major customers and limited operating history, technological change, competitive factors and pricing pressures, product development risks, changes in legal and regulatory requirements, and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or person acting on its behalf are expressly qualified in their entirety by this paragraph.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended June 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         In February 2000, a complaint was filed against INSpire in the United States District Court for the District of New Jersey-Newark No. 00-803. The plaintiff, Cover-All Systems, Inc. ("CSI"), is a developer, owner and licensor of computer software programs. The complaint alleges that INSpire breached a Software License & Support Services Agreement (the "Agreement") entered into in October 1997. CSI seeks damages in excess of $1.5 million. INSpire has filed an answer and has alleged a counterclaim against CSI for breach of the Agreement and its duty of good faith and fair dealing and is seeking recovery for an amount of $2.5 million that the Company previously paid to CSI. The ultimate outcome of this matter cannot presently be determined.

         On March 2, 2000, the Company filed an arbitration claim against The Doctor's Company with the American Arbitration Association to collect $1,546,095 of the amount due to the Company under a License Agreement, Implementation Support Agreement and Accelerated Enhancement Plan Agreement. The requested hearing locale was Fort Worth, Texas. On March 21, 2000, The Doctor's Company submitted a claim for breach of contract against the Company with the American Arbitration Association and requested a hearing locale in Napa, California. The Doctor's Company claim alleges that as a result of the Company's failure to meet obligations under its agreements, The Doctor's Company is entitled to the return of $912,507 previously paid to the Company plus direct costs and consequential damages. Concurrently, The Doctor's Company filed a petition in the Napa County Superior Court bearing Case No. 26-09134 to compel arbitration in California. The American Arbitration Association has since determined that the hearing locale will be in Fort Worth, Texas. The Company intends to pursue collection of its outstanding receivable balance and to vigorously defend the claim asserted by The Doctor's Company. The ultimate outcome of this matter cannot presently be determined.

         On June 30, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family is seeking approximately $3.6 million in damages for alleged breach of contract, negligence, breach of fiduciary duty and express indemnity. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead General Insurance Agency and Western Family and a claims management agreement by and between Arrow Claims Management and Western Family, each entered into in September 1996. INSpire purchased the assets of Arrowhead General Insurance Agency and the stock of Arrow Claims Management in December 1998. Although the outcome of this matter cannot presently be determined, INSpire believes that it would be entitled to indemnification for this matter from Arrowhead General Insurance Agency based on a Guaranty Agreement, Outsourcing Agreement and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         On July 18, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Juan M. Alvarado and Irene Alvarado ("Alvarado") (Alvarado, et al. vs. Clarendon National Insurance Company, et al. (GIC750651)). Alvarado is seeking $3 million in damages plus punitive damages in this bad faith lawsuit involving an alleged denial of a claim by Arrow Claims Management and the subsequent handling of the claim. Although the outcome of this matter cannot presently be determined, INSpire believes that it would be entitled to indemnification for this matter from Arrowhead General Insurance Agency based on a Guaranty Agreement, Outsourcing Agreement and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         The Company previously disclosed a lawsuit brought against it by Buena Venture Associates, L.P. ("Buena Venture") in its Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC") on April 28, 2000. On

April 28, 2000, the Board of Directors rescinded and repealed the contested bylaw. Buena Venture dismissed this lawsuit on May 10, 2000.

         The Company previously disclosed a lawsuit brought against it by Medical Mutual Insurance Company of North Carolina ("Medical Mutual") in its Annual Report on Form 10-K/A filed with the SEC on April 28, 2000. On August 7, 2000, the Company and Medical Mutual entered into a settlement agreement, which will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         The Company previously disclosed a lawsuit brought against it by Zurich American Insurance Company ("Zurich") in its Annual Report on Form 10-K/A filed with the SEC on April 28, 2000. On April 17, 2000, a settlement agreement was signed between Zurich and INSpire to resolve amicably all matters and issues in controversy between them, all without any admission by or on the part of either party of any liability of any nature, and Zurich paid to INSpire $375,000. The lawsuit was dismissed on May 3, 2000.

         In addition, the Company previously disclosed in its Annual Report on Form 10-K/A filed with the SEC on April 28, 2000, litigation brought against it by Sul America Cia Nacional de Seguros and shareholder lawsuits with Southland Securities Corporation, Larry Altobell and Lawrence J. Miller, et. al., and Stacy B. and Rhonda K. Loften, et. al. None of these cases have had any material developments since the prior disclosure.

         From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of Shareholders of the Company was held on June 23, 2000.

         (b) Information regarding the Company's directors is contained in the Company's Definitive Proxy Statement, which is attached hereto as Exhibit 22.

         (c) Harry E. Bartel was elected to serve as a director for a term of three years according to the following vote:

                  For:  18,378,724       Against:  229,829      Abstain:  N/A

                  John F. Pergande was elected to serve as a director for a term of three years according to the following vote:

                  For:  18,388,999       Against:  219,562      Abstain:  N/A

                  Greg B. Kent was elected to serve as a director for a term of three years according to the following vote:

                  For:  18,394,880       Against:  213,673      Abstain:  N/A

                  The selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was ratified by the shareholders according to the following vote:

                  For:  18,582,249       Against:  12,719       Abstain:  13,585

ITEM 5.  OTHER INFORMATION.

         On July 1, 2000, Mr. Gordon Gaar was named Executive Vice President and Chief Technology Officer of INSpire, to replace Mr. John Aldredge who resigned from his position on July 16, 2000. The Company will pay Mr. Aldredge through the end of his employment agreement, which expires August 31, 2001. Mr. Gaar most recently served as Director of Advanced Application Development of INSpire and was responsible for research and development, including the development of the E-commerce platform, E-INSpire. Prior to joining INSpire in August 1999, Mr. Gaar served in various management positions with IBM Global Services from January 1994 to August 1999.

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

         3.4 Form of Second Amendment to the Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company's Form 8-K filed on March 27, 2000).

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

         10.1 Employment Agreement dated April 1, 2000 by and between the Company and Jeffrey W. Robinson (Incorporated by reference to
                  Exhibit 10 of the Company's Form 10-Q for the three months ended March 31, 2000 filed on May 12, 2000).

         10.2 Employment Agreement dated July 1, 2000 by and between the Company and Gordon L. Gaar.

         10.3 Separation Agreement dated May 7, 2000 by and between the Company and F. George Dunham, III.

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re: Unaudited Interim Financial Information.

         22 Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 (filed with the Commission on May 12, 2000 and incorporated herein by reference).

         27.1     Financial Data Schedule (EDGAR version only).

         (b) The Company filed a Current Report on Form 8-K during the quarter ended June 30, 2000. The Form 8-K filed on May 4, 2000 disclosed that on April 28, 2000, the Company's Board of Directors rescinded the Second Amendment to the Company's Amended and Restated Bylaws.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2000

                          INSPIRE INSURANCE SOLUTIONS, INC.


                          /s/ R. EARL COX, III
                          ------------------------------------------------------
                          R. Earl Cox, III
                          Interim Chief Executive Officer, Chairman and Director


                          /s/ JEFFREY W. ROBINSON
                          ------------------------------------------------------
                          Jeffrey W. Robinson
                          President & Chief Operating Officer


                          /s/ COLLEEN R. DAVIS
                          ------------------------------------------------------
                          Colleen R. Davis
                          Vice President & Chief Accounting Officer

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER    DESCRIPTION
       --------   -----------
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

          3.4     Form of Second Amendment to the Bylaws of the Company
                  (Incorporated by reference to Exhibit 3.3 of the Company's
                  Form 8-K filed on March 27, 2000).

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

         10.1     Employment Agreement dated April 1, 2000 by and between the
                  Company and Jeffrey W. Robinson (Incorporated by reference to
                  Exhibit 10 of the Company's Form 10-Q for the three months ended March 31, 2000 filed on May 12, 2000).

         10.2     Employment Agreement dated July 1, 2000 by and between the
                  Company and Gordon L. Gaar.

         10.3     Separation Agreement dated May 7, 2000 by and between the
                  Company and F. George Dunham, III.

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re: Unaudited Interim Financial Information.

         22       Definitive Proxy Statement pursuant to Section 14(a) of the
                  Securities Exchange Act of 1934 (filed with the Commission on
                  May 12, 2000 and incorporated herein by reference).

         27.1     Financial Data Schedule (EDGAR version only).