Form 10-Q
period 2000-09-30
INSPIRE INSURANCE SOLUTIONS INC
filed 2000-11-16
CIK 1042051

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the  quarterly  period ended  . .  .  .  .  .  .  . . September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the  transition  period  from  . . . . . . . . to.  . . . . . . . . . . .
 . . . . . . . . .

Commission file number . . . . . . . . . . . . . . . .  . . . . . . 000-23005

                        INSPIRE INSURANCE SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           TEXAS                                           75-2595937
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
      or organization)                                  Identification No.)

                  300 BURNETT STREET, FORT WORTH, TX 76102-2799
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  817-348-3900
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
               --------------------------------------------------
              (Former  name,  former  address and former  fiscal year,
                          if changed  since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000: 19,138,001


                                      INDEX

                                                                                                        PAGE


PART I - FINANCIAL INFORMATION....................................................................       1

Item 1.  Financial Statements.....................................................................       1

         Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
         and December 31, 1999.....................................................................      1

         Condensed Consolidated Statements of Operations (unaudited) for the
         three months and nine months ended September 30, 2000 and 1999............................      2

         Condensed Consolidated Statements of Cash Flows (unaudited) for the nine
         months ended September 30, 2000 and 1999..................................................      3

         Notes to Condensed Consolidated Financial Statements (unaudited)..........................      4

         Independent Accountants' Report...........................................................      8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................      9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................     15


PART II - OTHER INFORMATION........................................................................     15

Item 6.   Exhibits and Reports on Form 8-K.........................................................     16


Signatures.........................................................................................     18


PART I  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                INSPIRE INSURANCE SOLUTIONS, INC.
                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,     December 31,
                                                                                               2000             1999
                                                                                               ----             ----
                                                                                            (unaudited)
                                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents......................................................       $   7,437,712    $    899,032
     Investments....................................................................           5,942,694      16,774,703
     Accounts receivable, net.......................................................          25,878,304      24,593,172
     Unbilled receivables...........................................................             290,863       4,814,894
     Income taxes receivable........................................................           3,824,358       6,861,736
     Deferred income taxes..........................................................           5,545,334       5,753,743
     Prepaid expenses and other current assets......................................           2,749,172       1,881,424
                                                                                             -----------    ------------
           Total current assets.....................................................          51,668,437      61,578,704
Property and equipment, net (accumulated depreciation
  2000 $20,232,634; 1999 $17,450,341) ..............................................          11,874,820      14,179,800
Intangibles and other assets........................................................          52,541,817      56,269,846
                                                                                           -------------    ------------
TOTAL ..............................................................................       $ 116,085,074    $132,028,350
                                                                                           =============    ============


                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable...............................................................       $   1,515,804     $ 2,054,937
     Accrued payroll and compensation...............................................           1,265,154         970,633
     Other accrued expenses.........................................................          10,902,911      19,043,135
     Unearned revenue...............................................................           2,475,540       1,777,580
     Deferred compensation..........................................................             806,659       1,325,583
                                                                                           -------------     -----------
           Total current liabilities................................................          16,966,068      25,171,868
Deferred compensation...............................................................             372,791         380,175
Deferred income taxes...............................................................             309,910       2,005,629

CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued and outstanding .....................................                  --             --
     Common stock, $.01 par value; 50,000,000 shares
       authorized, 19,138,001 shares issued and outstanding
       in 2000; 18,998,270 shares issued and outstanding in 1999....................       $     191,380    $    189,983
     Additional paid-in capital.....................................................         113,729,020    $112,523,113
     Accumulated deficit............................................................         (15,484,095)     (8,242,418)
                                                                                           -------------    ------------
           Total shareholders' equity...............................................       $  98,436,305    $104,470,678
TOTAL...............................................................................       $ 116,085,074    $132,028,350
                                                                                           =============    ============




     See accompanying notes to condensed consolidated financial statements.



                                                   INSPIRE INSURANCE SOLUTIONS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three months ended                 Nine months ended
                                                        September 30,                     September 30,
                                                 --------------------------       --------------------------
                                                     2000            1999             2000            1999
                                                 -------------  -----------       -----------    -----------

REVENUES:
  Outsourcing services..........................$ 25,289,323  $  31,452,660     $  90,121,597  $  79,332,868
  Software and software services................   3,919,585      5,556,786         9,813,582     24,074,893
  Other.........................................     216,817        342,652           884,398      1,576,093
                                                ------------   ------------      ------------   ------------
       Total revenues...........................  29,425,725     37,352,098       100,819,577    104,983,854
                                                ------------   ------------      ------------   ------------
EXPENSES:
  Cost of outsourcing services, net............   22,134,076     24,642,329        72,467,166     56,496,799
  Cost of software and software services, net..    1,244,704      5,130,108         5,361,012     15,544,886
  Cost of other revenues.......................       25,511        199,508           279,643        938,175
  Selling, general and administrative..........    2,616,928      5,587,138         9,019,023     14,012,460
  Research and development, net................      762,565      1,107,655         2,267,037      2,766,256
  Severance expense............................       53,194         35,949         1,482,484        264,035
  Depreciation and amortization................    2,029,893      2,399,352         6,350,668      7,036,084
  Bad debt expense.............................      200,000     10,847,828           200,000     10,932,634
  Litigation expense...........................      162,769      1,229,442           170,236      1,229,442
  Intangible assets impairment.................   13,978,502     16,756,701        13,978,502     16,756,701
  Other........................................            -        804,000                 -        804,000
                                               -------------  -------------     -------------  -------------
        Total expenses.........................   43,208,142     68,740,010       111,575,771    126,781,472
                                               -------------  -------------     -------------  -------------
OPERATING LOSS.................................  (13,782,417)   (31,387,912)      (10,756,194)   (21,797,618)
OTHER INCOME (EXPENSE):
  Interest income..............................      159,478        298,229           525,829      1,171,841
  Interest expense.............................            -           (610)                -        (14,150)
                                               -------------  -------------     -------------  -------------
  Total other income...........................      159,478        297,619           525,829      1,157,691
                                               -------------  -------------     -------------  -------------
LOSS BEFORE INCOME TAX.........................  (13,622,939)   (31,090,293)      (10,230,365)   (20,639,927)
INCOME TAX BENEFIT.............................    4,345,719     10,736,105         2,988,688      6,555,959
                                               -------------  -------------     -------------  -------------

NET LOSS.......................................$  (9,277,220) $ (20,354,188)    $  (7,241,677) $ (14,083,968)
                                               =============  =============     =============  =============

NET LOSS PER SHARE (BASIC).....................$       (0.48) $       (1.07)    $       (0.38) $       (0.74)
                                               =============  =============     =============  =============

NET LOSS PER SHARE (DILUTED).................. $       (0.48) $       (1.07)    $       (0.38) $       (0.74)
                                               =============  =============     =============  =============



     See accompanying notes to condensed consolidated financial statements.


                                                   INSPIRE INSURANCE SOLUTIONS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                Nine months ended
                                                                                                 September 30,
                                                                                       -------------------------------
                                                                                             2000             1999
                                                                                       -------------     -------------


OPERATING ACTIVITIES:
   Net loss  ...................................................................       $  (7,241,677)    $ (14,083,968)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
     Depreciation and amortization..............................................           6,350,668         7,036,084
     Deferred income tax........................................................          (1,507,221)       (5,532,845)
     Bad debt expense...........................................................             200,000        10,847,828
     Intangible assets impairment...............................................          13,978,502        16,756,701
     Change in operating assets and liabilities:
       Accounts receivable......................................................          (1,485,132)      (12,357,471)
       Unbilled receivables.....................................................           4,524,031        (1,867,503)
       Prepaid expenses and other current assets................................            (709,664)         (557,898)
       Other assets.............................................................             201,722          (575,550)
       Accounts payable.........................................................            (539,133)          515,333
       Accrued payroll and compensation.........................................             296,847           198,466
       Other accrued expenses...................................................          (9,384,154)       11,796,009
       Unearned revenue.........................................................             697,960         2,811,590
       Income taxes payable/receivable..........................................           3,037,378        (6,246,315)
       Deferred compensation....................................................             (88,484)          476,322
                                                                                       -------------     -------------
Net cash provided by operating activities.......................................           8,331,643         9,216,783
                                                                                       -------------     -------------

INVESTING ACTIVITIES:
   Sales of investments.........................................................          10,832,009         3,686,180
   Purchases of property and equipment,net......................................          (1,607,859)       (3,710,578)
   Capitalized research and development costs...................................            (682,732)       (1,230,408)
   Deferred contract costs......................................................         (10,444,133)      (23,493,933)
                                                                                       -------------     -------------
Net cash used in investing activities...........................................          (1,902,715)      (24,748,739)
                                                                                       -------------     -------------

FINANCING ACTIVITIES:
   Proceeds from borrowings.....................................................                  --           296,813
   Repayment of borrowings......................................................                  --          (383,402)
   Proceeds from exercises under stock plans, net...............................             109,752           808,098
                                                                                       -------------     -------------
Net cash provided by financing activities.......................................             109,752           721,509
                                                                                       -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................           6,538,680       (14,810,447)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD....................................................................             899,032        27,599,967
                                                                                       -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................       $   7,437,712     $  12,789,520
                                                                                       =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid................................................................       $          --     $      14,150
                                                                                       =============     =============
   Income taxes paid (refunded),  net ..........................................       $  (4,517,583)    $   5,050,750
                                                                                       =============     =============




     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General - INSpire Insurance Solutions, Inc. ("INSpire" or the "Company") is a provider of policy and claims administration solutions, including outsourcing services and software products, to the Property and Casualty insurance industry. The Company sells its products directly to the customer. The majority of sales are in North America.

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

         Net Loss Per Share - Net loss per share of the Company is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share considers the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. The weighted average number of shares (basic) was 19,138,001 and 18,992,939 for the three months ended September 30, 2000 and 1999, respectively and 19,102,813 and 18,907,489 for the nine months ended September 30, 2000 and 1999, respectively. The weighted average number of shares (diluted) was 19,138,001 and 18,992,939 for the three months ended September 30, 2000 and 1999, respectively and 19,102,813 and 18,907,489 for the nine months ended September 30, 2000 and 1999, respectively. The weighted average number of shares amounts have been adjusted to reflect all stock splits in the form of stock dividends.

 Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133" ("SFAS 138"), is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 and SFAS 138 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective for the Company's financial statements no later than the fourth quarter of fiscal year 2000. Effective with the beginning of the fourth quarter of 2000, the Company adopted SAB 101 and there was no impact on the Company's financial position, results of operations or cash flows. Additionally, there were no changes to the revenue recognition policies of the Company.

2.   RELATED PARTY TRANSACTIONS

          The Company provides outsourcing services and software and software services to The Millers Insurance Company ("Millers Insurance"), a shareholder of the Company, The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, and Millers American Group, Inc. ("Millers American"), of which Millers Insurance is an indirect wholly-owned subsidiary, under the terms of various agreements. On December 30, 1999, INSpire and various Millers American subsidiaries entered into a five-year Master Services Agreement that superceded existing outsourcing services agreements with Millers Insurance and Millers Casualty. For the nine months ended September 30, 2000 and 1999, under such agreements, the Company earned total fees of $18,995,000 and $19,775,000, respectively. On September 14, 2000, INSpire received written notice from Millers American that Millers American will seek to sell three lines of business and three other insurance relationship programs will be terminated. These changes in Millers American's business will reduce Millers American's need for policy administration, claims administration and other services currently provided by INSpire. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease in need will have a material adverse impact on the Company's results of operations in the future. Millers American is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, it is uncertain at this time what the impact will be if the contract with Millers American is renegotiated.

          On September 1, 1999, INSpire entered into an Asset and Employee Transfer Agreement with Millers American (the "Phoenix Acquisition"), pursuant to which INSpire agreed to acquire from Millers American for a purchase price of $3,500,000 certain assets and employees used in the conduct of its policy and claims administration with respect to its policies written by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), a wholly-owned subsidiary of Millers American. During the third quarter of 2000, INSpire received payments on the Millers American receivable, net of the $3,500,000 purchase price payable by INSpire to Millers American in connection with the Phoenix Acquisition. In conjunction with this transaction INSpire entered into a Service Addendum to the Company's Master Services Agreement with Millers American to provide certain policy and claims administration services with respect to the Phoenix Indemnity book of business for a period of ten years beginning September 1, 1999.

         Effective January 1, 1998, the Company and Millers Insurance entered into an agreement whereby the Company provides benefits administration services to Millers Insurance and Millers Casualty for a monthly fee of $15,000. Total fees earned under this agreement were $135,000 for each of the nine-month periods ending September 30, 2000 and 1999. On September 12, 2000, Millers American notified the Company that Millers American would terminate the benefit services agreement on December 31, 2000.

         There was a receivable due from Millers American of approximately $5,472,000 and $4,200,000 as of September 30, 2000 and 1999, respectively. The receivable of $5,472,000 due from Millers American represented 21% of the Company's accounts receivable at September 30, 2000. Of the receivable due from Millers American, 31% was over 60 days past due and 28% was over 90 days past due. The receivable balance as of September 30, 2000 declined approximately
$4,881,000 from the receivable balance as of June 30, 2000 of approximately $10,353,000 due to cash collections during the quarter ended September 30, 2000. The Company is unable to ascertain with any degree of certainty whether the Company will experience continued difficulties associated with the collection of the past due receivable from Millers American, and the inability to collect the receivable would have a material adverse effect on the Company's results of operations, financial condition and cash flows.

         The Company provides software and software services to InsureZone which is 42% owned by Buena Vista Associates, a 12.6% shareholder of the Company. For the nine-month period ended September 30, 2000, INSpire earned approximately $355,000 in revenue for license fees and services performed. There was a receivable due from InsureZone of approximately $357,000 as of September 30, 2000.

         INSpire's headquarters is located in a building owned by a partnership which is 50% owned by certain members of the Company's Board of Directors. For the nine-month period ended September 30, 2000 and 1999, INSpire incurred $776,000 and $577,000, respectively, of rental expense under this agreement.

3.   CONTINGENCIES

         In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for WPC and other software products, and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that INSpire did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by INSpire's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. On December 21, 1999, INSpire filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, restricting the surety from paying $3.7 million to Sul America until a final decision is rendered in the ordinary lawsuit to be filed. The case is now entering the evidentiary phase. The Company intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

         On March 8, 1999, a lawsuit was filed in the United States District Court - Northern District Court of California by California Family Foods, LLC and Myers & Charter, Inc. ("California Family") (California Family Foods, LLC and Myers & Charter, Inc. vs. Millers Mutual Fire Insurance Company ("Millers Mutual") and INSpire Insurance Solutions, Inc., et. al. (S99-0445(MLS) (PAN)). California Family is seeking approximately $1 million in damages for bad faith and contract damages, plus a claim for unspecified punitive damages. Although the outcome of this matter cannot presently be determined, INSpire believes that it would be entitled to indemnification for this matter from Millers Mutual under the Master Services Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff seeks monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, have been filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed and the consolidation action has been transferred to the Fort Worth Division. The Company intends to defend these suits vigorously in all aspects. The Company, together with the other defendants, has filed a motion to dismiss that is pending before the court. All parties are currently in the process of discussing mediation of the matter, which should occur during the first quarter of 2001. The ultimate outcome of this matter cannot presently be determined.

         In February 2000, a complaint was filed against INSpire, in the United States District Court for the District of New Jersey-Newark No. 00-803. The Plaintiff, Cover-All Systems, Inc. ("CSI"), is a developer, owner and licensor of computer software programs. The complaint alleges that INSpire breached a Software License & Support Services Agreement ("the Agreement"), entered into in October 1997. CSI seeks damages in excess of $1.5 million for unpaid support payments claimed to be owed by the Company. INSpire has filed an Answer and has alleged a counterclaim against CSI for breach of the Agreement and its duty of good faith and fair dealing and is seeking recovery for an amount of $2.5 million that the Company previously paid to CSI. The discovery phase of the lawsuit is almost complete. The ultimate outcome of this matter cannot presently be determined.

          On March 2, 2000, the Company filed an arbitration claim against The Doctor's Company with the American Arbitration Association to collect $1,546,095 as the amount due to the Company under a License Agreement, Implementation Support Agreement and Accelerated Enhancement Plan Agreement. On March 21, 2000, The Doctor's Company submitted a claim for breach of contract against the Company with the American Arbitration Association and filed suit against the Company in the Superior Court of the State of California to compel arbitration in California. On August 30, 2000, the Court denied the petition to compel arbitration in California. The Doctor's Company arbitration claim alleges that as a result of the Company's failure to meet obligations under its agreements and that The Doctor's Company is entitled to the return of $912,507 previously paid to the Company plus direct costs and consequential damages. In August 2000, the American Arbitration Association consolidated the arbitration proceeding filed by The Doctor's Company with the arbitration proceeding commenced by the Company. The American Arbitration Association has determined that the hearing locale will be in Fort Worth, Texas. A panel of arbitrators has been selected. The Company intends to pursue collection of its outstanding receivable balance and to vigorously defend itself against the claim asserted by The Doctor's Company. The ultimate outcome of this matter cannot presently be determined.

         On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family is seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead General Insurance Agency, Inc, ("Arrowhead") and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

          On July 18, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Juan M. Alvarado and Irene Alvarado ("Alvarado") (Alvarado et. al. vs. Clarendon National Insurance Company, et. al. (GIC750651)). Alvarado is seeking $3.0 million in damages plus punitive damages in this bad faith lawsuit involving an alleged denial of a claim by Arrow Claims Management, Inc. and the subsequent handling of the claim. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

          On August 22, 2000, a cross complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Clarendon National Insurance Company ("Clarendon") (Clarendon National Insurance Company v. Nora Sauceda, Louis Sauceda, David Garcia, Arrow Claims Management, Inc., et. al. (BC199918)). Clarendon is seeking $3.0 million in reimbursement for a settlement of a bad faith lawsuit for a claim denied and allegedly mishandled by Arrow Claims Management, Inc. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead and Clarendon and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Clarendon. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

          On October 19, 2000, The Robert Plan Corporation ("Robert Plan") provided written notice to the Company of a number of alleged breaches by the Company of its obligations under the Policy and Claims Services Agreement ("PCSA"), including the alleged failure of the Company to complete the implementation of the Company's technology and conversion of data by the specified deadline and failure to achieve and maintain service levels required by the PCSA. Robert Plan advised the Company that in the event the enumerated breaches were not cured by the specified cure period provided in the PCSA, Robert Plan intended to terminate the PCSA and pursue the exercise of its rights and remedies under the PCSA. Following the receipt of this letter, the Company contacted Robert Plan in an effort to address the concerns raised by Robert Plan with the objective of maintaining the PCSA and the related business relationship. By letter dated November 14, 2000, Robert Plan has informed the Company that it has rescinded its notification of the claimed breaches. The Company and Robert Plan intend to jointly work towards resolving the issues enumerated by Robert Plan in its October 19, 2000 default letter. While Robert Plan has rescinded the notification of breach contained in the October 19 default letter, it has reserved its rights to declare a future breach of the PCSA if the Company should fail to sufficiently address the concerns raised by Robert Plan. As such, the failure of the Company to address these concerns could result in a future default letter and attempt by Robert Plan to terminate the PCSA, which could have a material adverse effect on the Company's financial position and results from future operations.

4.       INTANGIBLE ASSETS IMPAIRMENT

         The Company recognized an impairment charge in August 2000 of approximately $14,000,000 for certain intangible and other assets associated with the Island Insurance policy and claims outsourcing agreement and the Pacific Service Center. The impairment was measured by the difference between the net book value of the intangible and other assets and estimated discounted future cash flows, and was charged to expense. The impairment charge was necessitated by the termination of the Island Insurance policy and claims outsourcing agreement and the closing of the Company's Pacific Service Center.

                         INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas

         We have reviewed the accompanying condensed consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
November 16, 2000

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                         Three months ended           Nine months ended
                                                            September 30,               September 30,
                                                       ----------------------       ---------------------
                                                          2000         1999           2000         1999
                                                       ---------     --------       ---------    --------

REVENUES:
  Outsourcing services .............................      85.9%        84.2%           89.4%         75.6%
  Software and software services ...................      13.3         14.9             9.7          22.9
  Other ............................................       0.8          0.9             0.9           1.5
                                                       -------       ------         -------      --------
       Total revenues...............................     100.0        100.0           100.0         100.0
                                                       -------       ------         -------      --------
EXPENSES:
  Cost of outsourcing services, net.................      75.2         66.0            71.9          53.8
  Cost of software and software services............       4.2         13.7             5.3          14.8
  Cost of other revenues............................       0.1          0.5             0.3           0.9
  Selling, general and administrative...............       8.9         15.0             8.9          13.3
  Research and development, net.....................       2.6          3.0             2.2           2.6
  Severance expense.................................       0.2          0.1             1.5           0.3
  Depreciation and amortization.....................       6.9          6.4             6.3           6.7
  Bad debt expense..................................       0.7         29.0             0.2          10.4
  Litigation expense................................       0.5          3.3             0.2           1.2
  Intangible assets impairment expense..............      47.5         44.9            13.9          16.0
  Other expense.....................................       --           2.1              --           0.8
                                                       -------       ------         -------      --------
       Total expenses...............................     146.8        184.0           110.7         120.8
                                                       -------       ------         -------      --------
OPERATING LOSS......................................     (46.8)       (84.0)          (10.7)        (20.8)
OTHER INCOME .......................................       0.5          0.8             0.5           1.1
                                                       -------       ------         -------      --------
LOSS BEFORE INCOME TAX..............................     (46.3)       (83.2)          (10.2)        (19.7)
INCOME TAX BENEFIT..................................      14.8         28.7             3.0           6.3
                                                       -------       ------         -------      --------

NET LOSS............................................    (31.5)%       (54.5)%         (7.2)%        (13.4)%
                                                       =======       ======         ========     ========

Significant Developments

          On October 19, 2000, The Robert Plan Corporation ("Robert Plan") provided written notice to the Company of a number of alleged breaches by the Company of its obligations under the Policy and Claims Services Agreement ("PCSA"), including the alleged failure of the Company to complete the implementation of the Company's technology and conversion of data by the specified deadline and failure to achieve and maintain service levels required by the PCSA. Robert Plan advised the Company that in the event the enumerated breaches were not cured by the specified cure period provided in the PCSA, Robert Plan intended to terminate the PCSA and pursue the exercise of its rights and remedies under the PCSA. Following the receipt of this letter, the Company contacted Robert Plan in an effort to address the concerns raised by Robert Plan with the objective of maintaining the PCSA and the related business relationship. By letter dated November 14, 2000, Robert Plan has informed the Company that it has rescinded its notification of the claimed breaches. The Company and Robert Plan intend to jointly work towards resolving the issues enumerated by Robert Plan in its October 19, 2000 default letter. While Robert Plan has rescinded the notification of breach contained in the October 19 default letter, it has reserved its rights to declare a future breach of the PCSA if the Company should fail to sufficiently address the concerns raised by Robert Plan. As such, the failure of the Company to address these concerns could result in a future default letter and attempt by Robert Plan to terminate the PCSA, which could have a material adverse effect on the Company's financial position and results from future operations.

          During August 2000, the Company and Island Insurance terminated the existing policy and claims outsourcing agreement (the "Island Agreement"). The companies also executed transitional software license and services agreements. Under the terms of these agreements, the Company recognized $1.5 million in license fee revenue and approximately $500,000 for programming services provided in the third quarter. As a result of these agreements, INSpire recorded approximately $14.0 million of impairment charges related to intangible and other assets associated with the Island Insurance policy and claims outsourcing agreement and the closing of the Company's Pacific Service Center, which will result in a decrease of future outsourcing revenues. For the nine months ended September 30, 2000, the Company had $7.5 million of outsourcing services revenue associated with the Island Agreement that will no longer continue.

          On September 14, 2000, INSpire received written notice from Millers American that Millers American will seek to sell three lines of business and three other insurance program relationships will be terminated. These changes in Millers American's business will reduce Millers American's need for policy administration, claims administration and other services currently provided by INSpire. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease in need will have a material adverse impact on the Company's results of operations in the future. Millers American is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, it is uncertain at this time what the impact will be if the contract with Millers American is renegotiated.

Comparison of the Three Months Ended September 30, 2000 and 1999

          Revenues. Total revenues were $29.4 million for the three months ended September 30, 2000 compared to $37.4 million for the three months ended
September 30, 1999, a decrease of $8.0 million or 21%. Revenues for the three months ended September 30, 2000 include approximately $2.0 million in one-time payments associated with the termination of the Island Agreement, discussed above. Outsourcing services revenues were $25.3 million for the three months ended September 30, 2000 compared to $31.5 million for the three months ended September 30, 1999, a decrease of $6.2 million or 20%. The decrease in outsourcing services revenue is due primarily to the termination of the policy and claims outsourcing agreement with Island Insurance and contractual service rate decreases on two contracts. On September 14, 2000, INSpire received written notice from Millers American that Millers American will seek to sell three lines of business and three other insurance relationship programs will be terminated. These changes in Millers American's business will reduce Millers American's need for policy administration, claims administration and other services currently provided by INSpire. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease in need will have a material adverse impact on the Company's results from operations. Millers American is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, it is uncertain at this time what the impact will be if the contract with Millers American is renegotiated. For the three months ended September 30, 2000, the Company had outsourcing services revenues of $5.7 million from Millers American, and in light of the foregoing, uncertainty exists as to the future amount of outsourcing services revenues that the Company can expect to receive from Millers American. Software and software services revenues were $3.9 million for the three months ended September 30, 2000 compared to $5.6 million for the three months ended September 30, 1999, a decrease of $1.7 million or 30%. The decrease in software and software services revenues is primarily attributable to the decision the Company made in December 1999 to discontinue efforts directed toward increasing licensed software packages and services in order to focus on its outsourcing business. As a result of this decision there was no revenue earned during the third quarter of 2000 related to the installation of Windows into Property & Casualty System "WPC". This decrease in software and software services revenue was partially offset due to the one-time $1.5 million license fee revenue from the Island Agreement and license fees earned on the sale of other software products.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $23.4 million for the three months ended September 30, 2000 compared to $30.0 million for the three months ended September 30, 1999, a decrease of $6.6 million or 22%. Cost of outsourcing services was $22.1 million for the three months ended September 30, 2000 compared to $24.6 million for the three months ended September 30, 1999, a decrease of $2.5 million or 10%. This decrease is primarily attributable to a decrease in equipment and data processing costs as a result of the termination of the Island Agreement. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 88% for the three months ended September 30, 2000 from 78% for the three months ended September 30, 1999. This increase is primarily a result of the contractual service rate decreases without a proportional decrease in the costs incurred to provide outsourcing services under these contracts. Cost of software and software services was $1.2 million for the three months ended September 30, 2000 compared to $5.1 million for the three months ended September 30, 1999, a decrease of $3.9 million or 76%. This decrease is primarily attributable to the decision to discontinue efforts directed toward increasing licensed software packages and services resulting in there being no in-process installations of WPC in the third quarter of 2000. Cost of software and software services as a percentage of software and software services revenues decreased to 32% for the three months ended September 30, 2000 from 92% for the three months ended September 30, 1999. Margins in the third quarter of 2000 were positively impacted by a $1.7 million increase of license fee revenue compared to the third quarter of 1999, with no associated increase in costs.

         Selling, General and Administrative. Selling, general and administrative expenses were $2.6 million for the three months ended September 30, 2000 compared to $5.6 million for the three months ended September 30, 1999, a decrease of $3.0 million or 54%. Selling, general and administrative expenses as a percentage of total revenues decreased to 9% for the three months ended September 30, 2000 from 15% for the three months ended September 30, 1999. This decrease is due to the reduction of executive and administrative staff and a decrease in travel, advertising and professional fees.

         Research and Development. Research and development expense was $763,000 for the three months ended September 30, 2000 compared to $1.1 million for the three months ended September 30, 1999, a decrease of $337,000 or 31%. This decline is primarily due to a reduction of staff and consultants. Research and development expense for the three months ended September 30, 2000 and 1999 is net of capitalized software development costs of approximately $281,000 and $294,000, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was $2.0 million for the three months ended September 30, 2000 compared to $2.4 million for the three months ended September 30, 1999, a decrease of approximately $400,000 or 17%. This decline is primarily due to the impairment of intangible and other assets associated with the Island Agreement and the closing of the Pacific Service Center in the third quarter of 2000.

          Unusual Operating Expenses. Unusual operating expenses totaled $14.4 million for the quarter ended September 30, 2000 compared to $29.6 million for the quarter ended September 30, 1999. During the third quarter 2000 the Company recognized $14.4 million in charges primarily related to the termination of the Island Insurance policy and claims outsourcing agreement. Unusual operating expenses consist of: (i) $200,000 to increase the allowance for bad debts, (ii) $163,000 of litigation expense and (iii) $14.0 million for the impairment of intangible assets. During the comparable quarter of the prior year the Company recognized $29.6 million in charges primarily related to the Company's assessment of the recoverability of assets associated with its software business. These charges consist of: (i) $10.8 million to increase the allowance for bad debts, (ii) $1.2 million of litigation expense, (iii) $16.8 million for the impairment of intangible assets and (iv) $804,000 in other charges.

         Bad Debt Expense. In the normal course of business, INSpire provides software, software services and outsourcing services in advance of receiving payment for such products and services. Customers are invoiced in accordance with the terms of their contracts with the Company. During the quarter ended September 30, 2000, management assessed those accounts with significant past due balances and recognized $200,000 of bad debt expense in response to that assessment. During the same quarter of 1999, management took action relative to specific software installation contracts that had significant past due balances and ceased further work, pending resolution of the balances due under the terms of the contracts. In response to this action the Company recognized $10.8 million of bad debt expense. The Company continues to vigorously pursue collection of these accounts. However, management assessed the likelihood as probable that these amounts would be uncollectible.

         Litigation Expense. During the third quarter of 2000, the Company incurred litigation expenses of $163,000 to defend lawsuits filed against the Company. Litigation expenses of $1.2 million incurred during the third quarter of 1999 included expenses associated with the collection of accounts receivable, as well as penalties or settlements to be paid in connection with various matters.

          Intangible Asset Impairment. The Company recognized an impairment charge in August 2000 of approximately $14.0 million for certain intangible and other assets associated with the Island Insurance policy and claims outsourcing agreement and the Pacific Service Center. The impairment charge was necessitated by the termination of the Island Insurance policy and claims outsourcing agreement and closing of the Pacific Service Center. During the third quarter of 1999 the Company recognized an impairment charge of $16.8 million for certain intangible assets, including a substantial portion of the goodwill and software acquired in the purchases of Strategic Data Systems, Inc. in March 1997 and Paragon Interface, Inc. in April 1998, the software license associated with the Company's agreement with Cover-All Systems, Inc. entered into in October 1997 and internally capitalized software development costs. The impairment was necessitated by the Company's determination that future expected sales and cash flows from the Company's software operations would be significantly lower than previously expected.

         Other Operating Expenses. Other operating expenses of $804,000 incurred during the third quarter of 1999 represented the accrual of future payment obligations under operating leases for fixed assets no longer in use by the Company.

         Other Income. Other income, consisting principally of investment income, decreased to $159,000 for the three months ended September 30, 2000 from $298,000 for the three months ended September 30, 1999. The decrease of $139,000, or 47%, is due to a decrease in investments, primarily as a result of liquidating these investments to fund operations and deferred contract costs.

          Net Loss. Net loss was $9.3 million, or $.48 per diluted share ($.48 per basic share), for the three months ended September 30, 2000 compared to net loss of $20.4 million, or $1.07 per diluted share ($1.07 per basic share), for the three months ended September 30, 1999. Excluding the impact resulting from the $14.0 million of impairment charges discussed above, net income would have been approximately $200,000 or $.01 per diluted share ($.01 per basic share) for the three months ended September 30, 2000. Excluding the impact resulting from the $29.6 million nonrecurring operating expenses discussed above, net loss for the three months ended September 30, 1999 would have been $871,000 or $.05 per diluted share ($.05 per basic share).

Comparison of the Nine Months Ended September 30, 2000 and 1999

          Revenues. Total revenues were $100.8 million for the nine months ended September 30, 2000 compared to $105.0 million for the nine months ended
September 30, 1999, a decrease of $4.2 million or 4%. Revenues for the nine months ended September 30, 2000 include approximately $2.0 million in one-time payments associated with the termination of the Island Agreement, discussed above. Outsourcing services revenues were $90.1 million for the nine months ended September 30, 2000 compared to $79.3 million for the nine months ended September 30, 1999, an increase of $10.8 million or 14%. The increase in outsourcing services revenue compared to the same period of 1999 is due primarily to revenue earned on three significant outsourcing agreements, including the Island Agreement, that commenced during 1999. During August 2000, the Company and Island Insurance terminated the existing policy and claims outsourcing agreement. On September 14, 2000, INSpire received written notice from Millers American that Millers American will seek to sell three lines of business and three other insurance relationship programs will be terminated. These changes in Millers American's business will reduce Millers American's need for policy administration, claims administration and other services currently provided by INSpire. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease in need will have a material adverse impact on the Company's results from operations. Millers American is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, it is uncertain at this time what the impact will be if the contract with Millers American is renegotiated. For the nine months ended September 30, 2000, the Company had outsourcing services revenues of $19.0 million from Millers American, and in light of the foregoing, uncertainty exists as to the future amount of outsourcing services revenues that the Company can expect to receive from Millers American. Software and software services revenues were $9.8 million for the nine months ended September 30, 2000 compared to $24.1 million for the nine months ended September 30, 1999, a decrease of $14.3 million or 59%. The decrease in software and software services revenues is primarily attributable to the decision the Company made in December 1999 to discontinue efforts directed toward increasing licensed software packages and services in order to focus on its outsourcing business resulting in fewer in-process installations of WPC during the nine months ended September 30, 2000. This decrease in software and software services revenue was partially offset due to the one-time $1.5 million license fee revenue from the Island Agreement and license fees earned on the sale of other software products.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $78.1 million for the nine months ended September 30, 2000 compared to $73.0 million for the nine months ended September 30, 1999, an increase of $5.1 million or 7%. Cost of outsourcing services was $72.5 million for the nine months ended September 30, 2000 compared to $56.5 million for the nine months ended September 30, 1999, an increase of $16.0 million or 28%. This increase is a result of increased staffing and equipment costs. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 80% for the nine months ended September 30, 2000 from 71% for the nine months ended September 30, 1999. This increase is a result of lower operating margins during the initial phases of the new outsourcing contracts and contractual service rate decreases without a proportional decrease in the costs incurred to provide outsourcing services under these contracts. Cost of software and software services was $5.4 million for the nine months ended September 30, 2000 compared to $15.5 million for the nine months ended September 30, 1999, a decrease of $10.1 million or 65%. This decrease is primarily attributable to the decision to discontinue efforts directed toward increasing licensed software packages and services resulting in fewer in-process installations of WPC and other software productivity tools during the nine months ended September 30, 2000. Cost of software and software services as a percentage of software and software services revenues decreased to 55% for the nine months ended September 30, 2000 from 65% for the nine months ended September 30, 1999, as a result of the change in the software revenue mix described above.

         Selling, General and Administrative. Selling, general and administrative expenses were $9.0 million for the nine months ended September 30, 2000 compared to $14.0 million for the nine months ended September 30, 1999, a decrease of $5.0 million or 36%. Selling, general and administrative expenses as a percentage of total revenues decreased to 9% for the nine months ended September 30, 2000 from 13% for the nine months ended September 30, 1999. This decrease is due to the reduction of executive and administrative staff, and a decrease in travel, advertising and professional fees.

         Research and Development. Research and development expense was $2.3 million for the nine months ended September 30, 2000 compared to $2.8 million for the nine months ended September 30, 1999, a decrease of approximately $500,000 or 18%. This decline is primarily due to a reduction of staff and consultants. Research and development expense for the nine months ended September 30, 2000 and 1999 is net of capitalized software development costs of approximately $683,000 and $1.2 million, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was approximately $6.4 million for the nine months ended September 30, 2000 compared to $7.0 million for the nine months ended September 30, 1999, a decrease of approximately $600,000 or 9%. This decline is primarily due to the impairment of intangible and other assets associated with the Island Agreement and the closing of the Pacific Service Center.

         Unusual Operating Expenses. Unusual operating expenses totaled $15.7 million for the nine months ended September 30, 2000 compared to $29.6 million for the nine months ended September 30, 1999. During the nine months ended
September 30, 2000 the Company recognized $15.7 million in charges primarily related to the termination of the Island Agreement and the separation of former CEO, F. George Dunham, III from the Company. Unusual operating expenses consist of: (i) $200,000 to increase the allowance for bad debts, (ii) $170,000 of litigation expense, (iii) $14.0 million for the impairment of intangible assets and (iv) $1.3 million of separation payments and related expenses of former CEO,
F. George Dunham III. During the comparable period of the prior year the Company recognized $29.6 million in charges primarily related to the Company's assessment of the recoverability of assets associated with its software business. These charges consist of: (i) $10.8 million to increase the allowance for bad debts, (ii) $1.2 million of litigation expense, (iii) $16.8 million for the impairment of intangible assets and (iv) $804,000 in other charges.

         Bad Debt Expense. In the normal course of business, INSpire provides software, software services and outsourcing services in advance of receiving payment for such products and services. Customers are invoiced in accordance with the terms of their contracts with the Company. During the nine months ended September 30, 2000, management assessed those accounts with significant past due balances and recognized $200,000 of bad debt expense in response to that assessment. During the same nine months of 1999, management took action relative to specific software installation contracts that had significant past due balances and ceased further work, pending resolution of the balances due under the terms of the contracts. In response to this action the Company recognized $10.8 million of bad debt expense. The Company continues to vigorously pursue collection of these accounts. However, management assessed the likelihood as probable that these amounts would be uncollectible.

          Litigation Expense. During the nine months ended September 30, 2000, the Company incurred litigation expenses of approximately $170,000 to defend lawsuits filed against the Company. Litigation expense of $1.2 million incurred during the nine months ended September 30, 1999 included expenses associated with the collection of accounts receivable, as well as penalties or settlements to be paid in connection with various matters.

         Intangible Asset Impairment. The Company recognized an impairment charge in August 2000 of approximately $14.0 million for certain intangible and other assets associated with the Island Insurance policy and claims outsourcing agreement and the Pacific Service Center. The impairment charge was necessitated by the termination of the Island Agreement and the closing of the Pacific Service Center. During September 1999 the Company recognized an impairment charge of $16.8 million for certain intangible assets, including a substantial portion of the goodwill and software acquired in the purchases of Strategic Data Systems, Inc. in March 1997 and Paragon Interface, Inc. in April 1998, the software license associated with the Company's agreement with Cover-All Systems, Inc. entered into in October 1997, and internally capitalized software development costs. The impairment was necessitated by the Company's determination that future expected sales and cash flows from the Company's software operations would be significantly lower than previously expected.

         Other Operating Expenses. Other operating expenses of $804,000 incurred during the nine months ended September 30, 1999 represented the accrual of future payment obligations under operating leases for fixed assets no longer in use by the Company.

         Other Income. Other income, consisting principally of investment income, decreased to $526,000 for the nine months ended September 30, 2000 from $1.2 million for the nine months ended September 30, 1999. The decrease of $674,000, or 56%, is due to a decrease in investments, primarily as a result of liquidating these investments to fund operations and deferred contract costs.

          Net Loss. Net loss was $7.2 million, or $.38 per diluted share ($.38 per basic share), for the nine months ended September 30, 2000 compared to net loss of $14.1 million, or $.74 per diluted share ($.74 per basic share), for the nine months ended September 30, 1999. Excluding the impact resulting from the $14.0 million of impairment charges and $1.3 million charge, which relates to the separation payments and related expenses of the former CEO, discussed above, net income would have been approximately $3.0 million or $.16 per diluted share ($.16 per basic share) for the nine months ended September 30, 2000. Excluding the impact resulting from the $29.6 million nonrecurring operating expenses discussed above, net income for the nine months ended September 30, 1999 would have been $5.4 million or $.27 per diluted share ($.27 per basic share).

Liquidity and Capital Resources

         Cash, cash equivalents and investments totaled $13.4 million as of September 30, 2000 compared to $17.7 million as of December 31, 1999, a decrease of $4.3 million. The decrease is primarily attributable to (i) $10.4 million of cash used for contract acquisitions and deferred contract costs, (ii) $1.7 million of cash used for purchases of property and equipment and (iii) $683,000 of cash used for capitalized research and development costs which were offset by $8.3 million of net cash provided by operating activities.

     The Company incurred negative net cash flows due to contract implementation costs, declining revenues without a proportional decrease in expenses and delayed collections on significant receivable balances. The Company may experience material declines in future revenues due to the expected decline in the Company's outsourcing business with Millers American and the termination of the Island Agreeement. If the Company is unable to replace its declining revenues, or to proportionately reduce its expenses, or continues to experience delays in collection of receivables, the Company's liquidity will be adversely affected. At our current rate of cash utilization, the Company has eight months of cash on hand. The Company intends to seek outside financing to address its potential cash needs. The Company's liquidity difficulties could increase with the loss of any additional client such as the Robert Plan, as discussed in "Significant Developments." There can be no assurance that the Company can successfully manage its current liquidity requirements or obtain any such additional financing.

Recently Issued Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"), is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 and SFAS 138 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective for the Company's financial statements no later than the fourth quarter of fiscal year 2000. Effective with the beginning of the fourth quarter of 2000, the Company adopted SAB 101 and there was no impact on the Company's financial position, results of operations or cash flows. Additionally, there were no changes to the revenue recognition policies of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended September 30, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for WPC and other software products, and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that INSpire did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by INSpire's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. On December 21, 1999, INSpire filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, restricting the surety from paying $3.7 million to Sul America until a final decision is rendered in the ordinary lawsuit to be filed. The case is now entering the evidentiary phase. The Company intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

         On March 8, 1999, a lawsuit was filed in the United States District Court - Northern District Court of California by California Family Foods, LLC and Myers & Charter, Inc. ("California Family") (California Family Foods, LLC and Myers & Charter, Inc. vs. Millers Mutual Fire Insurance Company ("Millers Mutual") and INSpire Insurance Solutions, Inc., et. al. (S99-0445(MLS) (PAN)). California Family is seeking approximately $1 million in damages for bad faith and contract damages, plus a claim for unspecified punitive damages. Although the outcome of this matter cannot presently be determined, INSpire believes that it would be entitled to indemnification for this matter from Millers Mutual under the Master Services Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

          On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff seeks monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, have been filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed and the consolidation action has been transferred to the Fort Worth Division. All parties are currently in the process of discussing mediation of the matter, which should occur during the first quarter of 2000. The Company intends to defend these suits vigorously in all aspects. The Company, together with the other defendants, has filed a motion to dismiss that is pending before the court. The ultimate outcome of this matter cannot presently be determined.

         In February 2000, a complaint was filed against INSpire, in the United States District Court for the District of New Jersey-Newark No. 00-803. The Plaintiff, Cover-All Systems, Inc. ("CSI"), is a developer, owner and licensor of computer software programs. The complaint alleges that INSpire breached a Software License & Support Services Agreement ("the Agreement") entered into in October 1997. CSI seeks damages in excess of $1.5 million for unpaid support payments claimed to be owed by the Company. INSpire has filed an Answer and has alleged a counterclaim against CSI for breach of the Agreement and its duty of good faith and fair dealing and is seeking recovery for an amount of $2.5 million that the Company previously paid to CSI. The discovery phase of the lawsuit is almost complete. The ultimate outcome of this matter cannot presently be determined.

          On March 2, 2000 the Company filed an arbitration claim against The Doctor's Company with the American Arbitration Association to collect $1,546,095 as the amount due to the Company under a License Agreement, Implementation Support Agreement and Accelerated Enhancement Plan Agreement. On March 21, 2000, The Doctor's Company submitted a claim for breach of contract against the Company with the American Arbitration Association and filed suit against the Company in the Superior Court of the State of California to compel arbitration in California. On August 30, 2000, the Court denied the petition to compel arbitration in California. The Doctor's Company arbitration claim alleges that as a result of the Company's failure to meet obligations under its agreements and that The Doctor's Company is entitled to the return of $912,507 previously paid to the Company plus direct costs and consequential damages. In August 2000, the American Arbitration Association consolidated the arbitration proceeding filed by The Doctor's Company with the arbitration proceeding commenced by the Company. The American Arbitration Association has determined that the hearing locale will be in Fort Worth, Texas. A panel of arbitrators has been selected. The Company intends to pursue collection of its outstanding receivable balance and to vigorously defend the claim asserted by The Doctor's Company. The ultimate outcome of this matter cannot presently be determined.

         On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family is seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead General Insurance Agency, Inc. ("Arrowhead") and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

          On July 18, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Juan M. Alvarado and Irene Alvarado ("Alvarado") (Alvarado et. al. vs. Clarendon National Insurance Company, et. al. (GIC750651)). Alvarado is seeking $3.0 million in damages plus punitive damages in this bad faith lawsuit involving an alleged denial of a claim by Arrow Claims Management, Inc. and the subsequent handling of the claim. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

          On August 22, 2000, a cross complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Clarendon National Insurance Company ("Clarendon") (Clarendon National Insurance Company v. Nora Sauceda, Louis Sauceda, David Garcia, Arrow Claims Management, Inc., et. al. (BC199918)). Clarendon is seeking $3.0 million in reimbursement for a settlement of a bad faith lawsuit for a claim denied and allegedly mishandled by Arrow Claims Management, Inc. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead and Clarendon and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Clarendon. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

         From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

          On October 19, 2000, The Robert Plan Corporation ("Robert Plan") provided written notice to the Company of a number of alleged breaches by the Company of its obligations under the Policy and Claims Services Agreement ("PCSA"), including the alleged failure of the Company to complete the implementation of the Company's technology and conversion of data by the specified deadline and failure to achieve and maintain service levels required by the PCSA. Robert Plan advised the Company that in the event the enumerated breaches were not cured by the specified cure period provided in the PCSA, Robert Plan intended to terminate the PCSA and pursue the exercise of its rights and remedies under the PCSA. Following the receipt of this letter, the Company contacted Robert Plan in an effort to address the concerns raised by Robert Plan with the objective of maintaining the PCSA and the related business relationship. By letter dated November 14, 2000, Robert Plan has informed the Company that it has rescinded its notification of the claimed breaches. The Company and Robert Plan intend to jointly work towards resolving the issues enumerated by Robert Plan in its October 19, 2000 default letter. While Robert Plan has rescinded the notification of breach contained in the October 19 default letter, it has reserved its rights to declare a future breach of the PCSA if the Company should fail to sufficiently address the concerns raised by Robert Plan. As such, the failure of the Company to address these concerns could result in a future default letter and attempt by Robert Plan to terminate the PCSA, which could have a material adverse effect on the Company's financial position and results from future operations.


ITEM 5.  OTHER INFORMATION

          On August 29, 2000, Mr. John F. Pergande was named to succeed R. Earl Cox, III as Chief Executive Officer and Chairman of the Board of INSpire. Mr. Cox will remain a member of the INSpire Board of Directors and Jeffrey W. Robinson will continue as President, Chief Operations Officer and Director. Mr. Pergande is also managing director of Buena Vista Associates (BVA), which holds approximately 12.6% of the Company's outstanding common stock. Mr. Pergande is also Chairman of InsureZone, a customer of the Company, which is approximately 42% owned by BVA. Prior to founding BVA, Mr. Pergande was Chairman and Chief Financial Officer of Pyramid Services, a developer of insurance claims processing software.


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

          10.2 Employment Agreement dated July 1, 2000 by and between the Company and Gordon L. Gaar (Incorporated by reference to
                    Exhibit 10.2 of the Company's Form 10-Q for the three months ended June 30, 2000 filed on August 14, 2000).

          10.3 Separation Agreement dated May 7, 2000 by and between the Company and F. George Dunham, III (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the three months ended June 30, 2000 filed on August 14, 2000).

          11.1      Statement regarding Computation of Per Share Earnings.

          15.1      Letter Re: Unaudited Interim Financial Information.

          27.1      Financial Data Schedule (EDGAR version only).

         (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 16, 2000

                                           INSPIRE INSURANCE SOLUTIONS, INC.

                                           /s/ JOHN F. PERGANDE
                                           ---------------------------------
                                           John F. Pergande
                                           Chief Executive Officer, Chairman,
                                           Director and Principal Financial
                                           Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION

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

10.2 Employment Agreement dated July 1, 2000 by and between the Company and Gordon L. Gaar (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the three months ended June 30, 2000 filed on August 14, 2000).

10.3      Separation  Agreement dated May 7, 2000 by and between the Company and
          F. George Dunham, III (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the three months ended June 30, 2000 filed on August 14, 2000).

11.1      Statement regarding Computation of Per Share Earnings.

15.1      Letter Re: Unaudited Interim Financial Information.

27.1      Financial Data Schedule (EDGAR version only).