Form 10-K
period 2000-12-31
INSPIRE INSURANCE SOLUTIONS INC
filed 2001-04-02
CIK 1042051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K

  (Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         As of March 1, 2001, the aggregate market value of voting stock held by non-affiliates was $11,787,370.

         As of March 1, 2001, there were 18,771,621 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Proxy Statement for the 2001 Annual Meeting, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report (the "2001 Proxy Statement"), is incorporated into Part III of this Form 10-K by reference.


                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1
         ITEM 1.           BUSINESS...............................................................................1
         ITEM 2.           PROPERTIES.............................................................................8
         ITEM 3.           LEGAL PROCEEDINGS......................................................................8
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS....................................10

PART II..........................................................................................................10
         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................10
         ITEM 6.           SELECTED FINANCIAL DATA...............................................................11
         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATION..........................................................................13
         ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................23
         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................23
         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE............................................................................26

PART III.........................................................................................................27
         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................27
         ITEM 11.          EXECUTIVE COMPENSATION................................................................27
         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................27
         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................27

PART IV..........................................................................................................27
         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................27

SIGNATURES.......................................................................................................29


                                     PART I

ITEM 1.  BUSINESS.

                                  Introduction

         INSpire Insurance Solutions, Inc. ("INSpire," or the "Company"), is a Texas corporation that was formed in April 1995. INSpire is a leading provider of policy and claims administration outsourcing solutions to the property and casualty ("P&C") insurance industry. INSpire's outsourcing services, which generally are provided for a fee that is calculated using a percentage of premium written and/or a claims incurred basis, include application of underwriting and rating criteria defined by the insurer, policy issuance, policyholder mailings, customer service, billing and collections, claims adjusting and processing, and information technology ("IT") services. INSpire also provides software and software services to the P&C insurance industry.
These products include policy and claims administration systems, as well as systems that increase the productivity of insurers by automating certain functions, such as workflow management, underwriting rules and guidelines, document production, and rating algorithms. The Company utilizes these systems, which run on a variety of platforms to provide its outsourcing solutions and to support software customers.

                              Outsourcing Services

         INSpire offers a range of services that are capable of providing a complete turnkey outsourcing solution to all of a P&C insurer's policy and claims administration needs. INSpire's outsourcing services include application of underwriting and rating criteria defined by the insurer, policy issuance, policyholder mailings, customer service, billing and collections, claims adjusting and processing, and IT services. The customer determines the extent to which it uses INSpire's services. A team of INSpire and customer personnel works closely together to ensure the seamless integration of the customer's outsourced and in-house activities. INSpire's outsourcing services include the following:

          o Policy Administration. INSpire offers a suite of services to customers that are considering outsourcing their policy administration. The customer retains all of the insurance risk or risk associated with underwriting insurance. The customer typically pays INSpire a percentage of premiums written for policy administration services, which include the following:

                  o   direct, agency and internet marketing support.
                  o   policy issuance and acceptance.
                  o application of underwriting and rating criteria defined by the insurer.
                  o   customer  service  phone   center  for  policyholders  and
                      agents.
                  o   accounting, billing, and collections.
                  o   commission calculation and disbursement.
                  o   statutory reporting and regulatory compliance.
                  o   comprehensive management and service bureau reporting.

          o Claims Administration. Claims administration describes the management of appraising, qualifying and settling P&C insurance claims. INSpire maintains a staff of claims adjusters and examiners and also uses independent claims adjusters. INSpire reviews insurance coverage, performs a claim analysis, and prepares a check for payment of the claim, if warranted. As part of this service, INSpire provides claim reporting capabilities 24 hours a day, seven days a week. INSpire also offers special investigations, subrogations, and salvage services as part of claims administration services. The customer typically pays INSpire on either a percentage of premiums earned or claims incurred basis.

          o IT Outsourcing. INSpire offers services to assist customers in operating, maintaining, and enhancing information systems. INSpire migrates the customer's current system platform to INSpire's processing platform, including the installation of all necessary hardware components. After such migration, the customer administers its policies and claims internally by utilizing INSpire's systems and other software productivity tools. The customer typically pays INSpire a one-time license and implementation fee and an on-going fee based upon premiums written, subject to a minimum fee.

              Information Processing Systems and Productivity Tools

          INSpire utilizes information processing systems and software productivity tools that automate policy and claims administration. Maintaining technological leadership is critical to remaining competitive in INSpire's industry. INSpire plans to continuously enhance its systems and to develop new outsourcing services to respond to constantly changing customer requirements. In addition to developing and enhancing proprietary technologies, INSpire may enter into strategic alliances with other firms to utilize systems that complement INSpire's business.

          o Information Processing Systems. The information processing systems are designed to run on a variety of platforms. These systems offer a variety of functions including policy and claims administration, billing and collections, financial administration, management and statistical bureau reporting, and submission tracking. In addition INSpire provides customers with web based capabilities through its e-INSpire product.

          o Software Productivity Tools. INSpire's software productivity tools add functionality and flexibility to base systems. These tools interface with the Company's information processing systems to perform the following functions:

               o    provide   imaging  and  workflow   management   through  the
                    integration of voice, data, image, and text into one system.

               o    automate   underwriting   rules  and   guidelines,   enhance
                    consistency of review, and streamline customer service and operations.

               o    allow for laser  quality  printing  of policy  declarations,
                    forms,   endorsements,   billing   notices,   letters,   and
                    cancellation and non-renewal notices.

               o    manage   logistics   of  producing   appropriate   documents
                    necessary for each policyholder.

               o allow non-technical users to create, build, test, and maintain rating components on insurance processing.

               o    enable  insurance   companies  to  map  data  from  external
                    agencies to internal systems.

                                Software Services

         While INSpire focuses primarily on providing outsourcing services, it is also able to leverage its investment in state of the art technology through licensing its information processing systems and productivity tools to P&C insurers, reinsurers, MGA's, and start up companies. INSpire provides customization and maintenance services to software customers on a time-and-materials basis.

                               Product Development

         The market for INSpire's services is characterized by rapidly changing technology, new laws and regulations, and frequent introductions of new products and enhancements. INSpire's future success depends in part on its ability to respond to these changes and needs. INSpire's development efforts focus on enhancement of information processing systems, expansion of operating system compatibility, and development of new services for emerging insurance markets. INSpire has developed a long-term technology strategy which will expand its web-enabled functionality and update technology components as needed.

         The Company's 2001 Product Development Plan is designed to reduce implementation timeframes, increase quality, and improve operational efficiency. The development plan includes hundreds of enhancements, defect resolutions, and technology updates which enable the Company to meet these objectives. Many enhancements will be made to increase the current flexibility of systems and reduce risky and time-consuming customizations. The Company plans two releases for its product line each year. In preparation for the 2001 development plan, INSpire surveyed users and received many recommendations that will be used to improve effectiveness in processing its customers' business. Product modifications that allow test cases to be executed will be made so that INSpire can assure systems are working properly, thereby enabling more efficient solution implementations.

         The Company is focusing on technological enhancement of e-INSpire, a web-enabled capability. The Company believes that this web-enabled solution is among the best in the industry due to several factors. First, e-INSpire and the Company's traditional solution always produce identical rating and underwriting results. Many competitive products are forced to build alternate rating and underwriting components specifically for their web-enabled solution. This leads to inconsistencies and major customer service issues when insureds find that their web quote is different from the final quote. Second, when INSpire binds a policy on line, the policy is completely underwritten. This is because INSpire validates customers' applications by real time checking with third party databases. Third party databases include replacement cost estimation, geographical locators, motor vehicle records (MVR), property loss and auto loss notification, credit reporting, credit card processing, and real time credit card transaction. Third, INSpire downloads transaction information to agency management systems via its Transfluent product. This provides better customer service because agency management systems are always consistent with INSpire's records. Competitors use a third party to provide this capability; INSpire has the capability internally which gives the company better control.

         The Company plans to increase the functionality available via e-INSpire including Policy Inquiry, Quick Quote, and soon First Notice of Loss and Claims Inquiry. Web-enabling these functions increases processing efficiencies by eliminating paper and labor intensive processes and reducing phone inquiries.

         Another facet of the long-term strategy is to consolidate technology components onto a single server. Consolidating servers reduces expense and allows redundancy, which increases service reliability.

         INSpire has made substantial investments in the enhancement and development of its outsourcing services and proprietary software utilized to provide those services. The Company incurred research and development costs of approximately $3.9 million in 2000, $6.8 million in 1999 and $5.0 million in 1998. INSpire currently has approximately 44 employees that perform product development and quality assurance.

                               System Maintenance

         Business Continuity (a.k.a. Disaster Recovery) procedures are critical to INSpire's business. Once systems are implemented, they must remain available to the users without interruption. Any interruption to this service could be devastating to a customer's business. INSpire considers Business Continuity a core competency of the Company. In 2001, the Company is adding to existing capabilities by reviewing, rewriting, and testing its processes that will enable it to avoid potential interruptions to its delivery of service.

                               Sales and Marketing

         INSpire has built an eight person sales and marketing team dedicated solely to outsourcing sales. This team conducts strategic marketing to a base of customers identified on the basis of detailed customer criteria developed by INSpire's marketing personnel. INSpire conducts marketing programs that include direct mail, trade shows, public relations, advertising, and ongoing customer communication programs. INSpire also markets its outsourcing services through insurance brokers, industry consultants, managing general agents, and reinsurers.

         When an opportunity is identified and a request for proposal is received, INSpire prepares and submits a comprehensive proposal directly to the prospective customer. The prospective customer is then invited to tour one of INSpire's service centers and discuss the customer's requirements in detail. The Company has an on-site customer training room at its service center in Fort Worth that enables INSpire personnel to work with and train both prospective and current customers on INSpire's services and products. If INSpire is selected to be the outsourcing service provider, a multi-year contract is negotiated and executed. While the outsourcing sales cycle varies from customer to customer, it typically ranges from three to twelve months.

                       Existing Customers & Target Market

         INSpire currently provides outsourcing services to insurance companies, reinsurers, and managing general agents, including The Millers Insurance Company ("Millers Insurance") (formerly The Millers Mutual Fire Insurance Company), an indirect wholly-owned subsidiary of Millers American Group, Inc. ("Millers

American") that owned approximately 24% of the outstanding common stock, (the "Common Stock"), of INSpire as of December 31, 2000, and other subsidiaries of Millers American (collectively, the "Millers Group") under the terms of various agreements. On September 14, 2000, INSpire received written notice from Millers American that Millers American will seek to sell three lines of business and three other insurance program relationships will be terminated. Since receiving this notice the three lines of business have been sold to an existing customer of INSpire. The customer has indicated that it intends for INSpire to continue to service these lines of business. The termination of the remaining three lines in Millers American's business will reduce Millers American's need for policy administration, claims administration and other services currently provided by INSpire. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease will have a material adverse impact on the Company's results of operations in the future. Millers American is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, it is uncertain at this time what the impact will be if the contract with Millers American is renegotiated.

         Effective December 1, 1998, INSpire entered into a ten-year agreement to provide policy administration services, and INSpire Claims Management, Inc. ("ICM") a wholly owned subsidiary of INSpire, entered into a ten-year agreement to provide claims administration services, to Arrowhead General Insurance Agency, Inc. ("Arrowhead"), a managing general agent.

         INSpire entered into a five-year information technology services agreement with Tokio Marine Management, Inc. during April 2000. At the center of the information technology agreement is the internet enabled client/server technology developed by INSpire.

         INSpire believes it can successfully obtain new customers with existing books of business under long term contracts by purchasing such customers' processing facilities and employees. INSpire also provides outsourcing through contracts with various subsidiaries of E.W. Blanch Holdings Company, Inc.
("Blanch"). There are approximately 13 other customers for which INSpire currently performs outsourcing functions.

         INSpire currently has approximately 40 software and software services customers.

         The Millers Group and Clarendon National Insurance Company ("Clarendon") accounted for approximately 19% and 7%, respectively, of INSpire's total revenues in 2000, approximately 20% and 7%, respectively, in 1999 and approximately 30% and 13%, respectively, in 1998. Arrowhead accounted for approximately 27%, 22% and 3% of INSpire's total revenues in 2000, 1999 and 1998, respectively. Any loss of or material decrease in the business from any of these customers could have a material adverse effect on INSpire's business, financial condition, cash flows, and results of operations. The Island Insurance Group ("Island Group") accounted for approximately 6% of INSpire's total revenues in 2000 and 1999. The Robert Plan Corporation ("Robert Plan") accounted for approximately 20% and 14% of INSpire's total revenue in 2000 and 1999, respectively. Due to the termination of both the Island Group and Robert Plan contracts, these revenues will not continue in the future.

                         Customer Support and Operations

         INSpire provides both policy and claims administration outsourcing and technology services at its service centers in Fort Worth, Texas and San Diego, California. The Company maintains a customer service phone center for policyholders and agents 24 hours a day, seven days a week. INSpire employs approximately 847 people in these service centers.

         INSpire provides claims administration outsourcing services at its service centers in Sacramento, California, Portland, Oregon, Phoenix, Arizona, and Tampa, Florida. INSpire employs approximately 41 people in these service centers.

         INSpire  provides   technology  services  at  its  service  centers  in
Sheboygan, Wisconsin and Columbia, South Carolina. INSpire employs approximately 147 people in these service centers.

         INSpire provides software services and outsourcing operations technical support at its facilities in Sheboygan, Wisconsin and Columbia, South Carolina. INSpire employs approximately 30 people who provide software services and outsourcing operations technical support.

                              Intellectual Property

         INSpire relies on contract rights and copyright and other intellectual property laws to protect its products as trade secrets and confidential proprietary information. INSpire's agreements with its current and prospective customers prohibit disclosure of INSpire's trade secrets and proprietary information to third parties without the consent of the Company and generally restrict the use of INSpire's products to the customers' operations. INSpire also informs its employees of the proprietary nature of its products and typically obtains from them agreements not to disclose trade secrets and proprietary information. Notwithstanding these restrictions, INSpire cannot assure that its competitors could not obtain unauthorized access to INSpire's software source code and other trade secrets and proprietary information. INSpire owns common law trademarks, copyrights, and service marks which are used in connection with its business in all segments. These trademarks are important to its business. Depending upon the jurisdiction, the Company's trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of these trademarks can generally be renewed indefinitely as long as the trademarks are in use.

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

                    COMPETITION, EMPLOYMENT AND OTHER FACTORS

                                   Competition

         The markets for policy and claims administration and IT services are highly competitive. The policy administration and IT services outsourcing markets are dominated by a few large companies, including Mynd Corporation ("MYND") a wholly owned subsidiary of Computer Sciences Corporation. Other competitors include HUON Corporation, The Freedom Group, Inc. and Electronic Data Systems. INSpire competes for these outsourcing customers on the basis of customer service, performance, product features, and price. The claims administration outsourcing market is highly fragmented, with competition from a large number of claims administration companies of varying size as well as independent contractors. Competition in the claims administration market is principally price driven. Two of the larger competitors in this market are Cunningham Lindsey and Crawford & Company, Inc. INSpire recognizes that additional competitors could enter the market and the Company is vigilant in its efforts to compete against new and existing competitors.

         INSpire believes, however, that its most significant competition for outsourcing services comes from policy and claims administration and information systems development performed in-house by insurance companies, reinsurers, and MGAs. Insurers that fulfill some or all of their policy and claims administration needs in-house typically have made a significant investment in their information processing systems and may be less likely to utilize INSpire's services. In addition, insurance company personnel have a vested interest in maintaining these responsibilities in-house.

         Many of INSpire's competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than INSpire, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion, and sale of their services or products than INSpire and respond more quickly to emerging technologies and changes in customer requirements. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their services and products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. INSpire cannot assure that it will be able to compete successfully against current and future competitors, or that competitive pressure faced by INSpire will not have a material adverse effect on its business, financial condition, cash flows, or results of operations.

                                    Employees

         As of January 1, 2001, INSpire had 1,087 full-time employees, of whom 7 were employed in sales and marketing functions, 60 in finance and administration, 27 in research and development, 956 in outsourcing operations, and 37 in software services functions. The Company's employees are not represented by any collective bargaining organization and none of its employees are covered by a collective bargaining agreement.

                               Recent Developments

         During August 2000, the Company and Island Group terminated the existing policy and claims outsourcing agreement (the "Island Agreement"). The companies also executed transitional software license and services agreements. Under the terms of these agreements, the Company recognized $1.5 million in license fee revenue and approximately $720,000 for programming services. As a result of these agreements, INSpire recorded approximately $14.0 million of impairment charges related to intangible and other assets associated with the Island Agreement and the closing of the Company's Pacific Service Center, which will result in a decrease of future outsourcing revenues. For the year ended December 31, 2000, the Company had $7.5 million of revenue associated with the Island Agreement that will no longer continue.

         On October 19, 2000, the Robert Plan provided written notice to the Company of a number of alleged breaches by the Company of its obligations under the Policy and Claims Services Agreement ("PCSA"), including the alleged failure of the Company to complete the implementation of the Company's technology and conversion of data by the specified deadline and failure to achieve and maintain service levels required by the PCSA. Robert Plan advised the Company that in the event the enumerated breaches were not cured by the specified cure period provided in the PCSA, Robert Plan intended to terminate the PCSA and pursue the exercise of its rights and remedies under the PCSA. Following the receipt of this letter, the Company contacted Robert Plan in an effort to address the concerns raised with the objective of maintaining the PCSA and the related business relationship. By letter dated November 14, 2000, Robert Plan informed the Company that it rescinded its notification of the claimed breaches. On December 27, 2000, Robert Plan terminated its policy and claims administration agreement (the "Robert Plan Agreement") with INSpire. As a result of this termination, INSpire recorded approximately $17.7 million of impairment charges related to intangibles and other assets associated with the Robert Plan Agreement. For the year ended December 31, 2000, the Company had $25.7 million of revenue associated with the Robert Plan Agreement that will no longer continue.

         On September 14, 2000, INSpire received written notice from Millers American that Millers American would seek to sell three lines of business and three other insurance program relationships will be terminated. Since receiving this notice the three lines of business have been sold to an existing customer of INSpire. The customer has indicated that it intends for INSpire to continue to service these lines of business. The termination of the remaining three lines in Millers American's business will reduce Millers American's need for policy administration, claims administration and other services currently provided by INSpire. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease in need will have a material adverse impact on the Company's results of operations in the future. Millers American is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, it is uncertain at this time what the impact will be if the contract with Millers American is renegotiated.

         INSpire has initiated a collection suit against Motors Insurance Corporation ("MIC"). As of March 27, 2001, MIC has an outstanding receivable of approximately $3.2 million due to the Company. The pending collection suit has not been served, however MIC has received notice from the Company of the pending action.

         During the year ended December 31, 2000, several key management changes occurred. On August 29, 2000, John Pergande was named to succeed R. Earl Cox, III as Chief Executive Officer and Chairman of the Board of INSpire. Other appointments included: Patrick Grady as Chief Financial Officer, Robert Milburn as Vice President Outsourcing Implementation, Ann Mirabito as Vice President and Chief Marketing Officer, Gregory Vick as Vice President Human Resources and David Plate as Vice President Business Development. In 2001, the building of the management team continued with the appointment of Kay Womble as Vice President Sales.

                             Government Regulations

         The P&C insurance industry is subject to extensive regulation by state governments. Certain aspects of INSpire's business are affected by such regulations, requiring the Company to periodically update its software to reflect changes in regulations. In addition, changes in regulations that adversely affect INSpire's existing and potential customers could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. Although INSpire's services and the products are not directly subject to insurance regulations in the states where INSpire currently provides them, the Company's outsourcing services may be subject to insurance regulations in states where INSpire may do business in the future. Such regulations could require INSpire to obtain a license as a managing general agent or third party administrator. INSpire cannot give any assurance with respect to the extent to which it may become subject to regulation in the future, the ability of the Company to comply with any such regulation, or the cost of compliance.

    Special Note Regarding Forward-Looking Statements and Other Risk Factors

         This Form 10-K (including the annual report to shareholders (the "Annual Report") accompanying this Form 10-K) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report (including the Annual Report accompanying this Form 10-K), words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to INSpire or its management, identify forward-looking statements. These forward-looking statements are based on information currently available to INSpire's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to difficulties associated with growth, INSpire's dependence on major customers and limited operating history, technological change, competitive factors and pricing pressures, product development risks, changes in legal and regulatory requirements, general economic conditions, and other factors described in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements reflect the current views of INSpire's management with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, growth strategy, and liquidity of INSpire. All subsequent written and oral forward-looking statements attributable to INSpire or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

         The risks  included  above are not  exhaustive.  Other sections of this report may include additional factors that could adversely impact the Registrant's business and financial performance. Moreover, the Registrant operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of known risk factors on the Registrant's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The Registrant undertakes no obligation to revise or publicly release the results of any revisions to forward-looking statements or to identify any new risk factors that may arise. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future results.

         Investors should also be aware that while the Registrant does, from time to time, communicate with securities analysts, it is against the Registrant's policy to disclose to them any material, non-public information or other confidential commercial information. Accordingly, investors should not assume that the Registrant agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Registrant has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that the reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not the responsibility of the Registrant.

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

ITEM 2.  PROPERTIES.

         The following table sets forth certain information with respect to the principal facilities used in INSpire's operations as of the end of fiscal year 2000:


                                                                  Current             Approximate
                                                                  Monthly               Square                    Lease
          Location                       Function                  Rent                 Footage              Expiration Date
- --------------------------    -----------------------------  ---------------      ------------------      ------------------
Fort Worth, Texas.........    Corporate headquarters and     $   86,300                 129,400           November 2008
                              outsourcing services
San Diego, California.....    Outsourcing services               92,300                  93,000           April 2007
Columbia, South Carolina..    Product development, software      35,300                  35,780           August 2003
                              services, and technical support
Sheboygan, Wisconsin......    Product development, software      22,800                  34,500           February 2007
                              services, and technical support
Roswell, Georgia..........    Product development, software      10,700                   6,925           September 2004
                              services, and technical support

- ------------------

         The aggregate monthly rental expense for the properties listed above is $247,400. INSpire also leases satellite facilities with an aggregate monthly lease rate of $64,300.


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

         On March 8, 1999, a lawsuit was filed in the United States District Court - Northern District Court of California by California Family Foods, LLC and Myers & Charter, Inc. ("California Family") (California Family Foods, LLC and Myers & Charter, Inc. vs. Millers Mutual Fire Insurance Company ("Millers Mutual") and INSpire Insurance Solutions, Inc., et. al. (S99-0445(MLS) (PAN)). California Family sought approximately $1.0 million in damages for bad faith and contract damages, plus a claim for unspecified punitive damages. This matter was settled by Millers Mutual. As terms of the settlement the Company will not have to pay any portion of this amount.

         On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff sought monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, were filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed, and the consolidation action has been transferred to the Fort Worth Division. The Company, together with the other defendants, filed a motion to dismiss. In March 2001, the Court granted the Company's motion to dismiss. As a result, an order has been entered dismissing the case without prejudice and giving the Plaintiffs leave to amend their lawsuit. The ultimate outcome of this matter cannot presently be determined.

         In February 2000, a complaint was filed against INSpire, in the United States District Court for the District of New Jersey-Newark No. 00-803. The Plaintiff, Cover-All Systems, Inc. ("CSI"), is a developer, owner and licensor of computer software programs. The complaint alleged that INSpire breached a Software License & Support Services Agreement ("the Agreement") entered into in October 1997. CSI sought damages in excess of $1.5 million for unpaid support payments claimed to be owed by the Company. INSpire filed an Answer and alleged a counterclaim against CSI for breach of the Agreement and its duty of good faith and fair dealing and sought recovery for an amount of $2.5 million that the Company previously paid to CSI. This matter was settled in January 2001. As part of the settlement INSpire was required to pay CSI $625,000.

         On March 2, 2000, the Company filed an arbitration claim against The Doctor's Company with the American Arbitration Association to collect $1,546,095 as the amount due to the Company under a License Agreement, Implementation Support Agreement, and Accelerated Enhancement Plan Agreement. On March 21, 2000, The Doctor's Company submitted a claim for breach of contract against the Company with the American Arbitration Association and filed suit against the Company in the Superior Court of the State of California to compel arbitration in California. On August 30, 2000, the Court denied the petition to compel arbitration in California. The Doctor's Company arbitration claim alleges that as a result of the Company's failure to meet obligations under its agreements The Doctor's Company is entitled to the return of $912,507 previously paid to the Company plus direct costs and consequential damages. In August 2000, the American Arbitration Association consolidated the arbitration proceeding filed by The Doctor's Company with the arbitration proceeding commenced by the Company. The American Arbitration Association has determined that the hearing locale will be in Fort Worth, Texas. A panel of arbitrators has been selected. This matter has been scheduled for hearing on August 6, 2001. The Company intends to pursue collection of its outstanding receivable balance and to vigorously defend itself against the claim asserted by The Doctor's Company. The ultimate outcome of this matter cannot presently be determined.

         On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family is seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty, and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead General Insurance Agency, Inc, ("Arrowhead") and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement, and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

         On July 18, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Juan M. Alvarado and Irene Alvarado ("Alvarado") (Alvarado et. al. vs. Clarendon National Insurance Company, et. al. (GIC750651)). Alvarado is seeking $3.0 million in damages plus punitive damages in this bad faith lawsuit involving an alleged denial of a claim by Arrow Claims Management, Inc. and the subsequent handling of the claim. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement, and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

         On August 22, 2000, a cross complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Clarendon (Clarendon National Insurance Company v. Nora Sauceda, Louis Sauceda, David Garcia, Arrow Claims Management, Inc., et. al. (BC199918)). Clarendon is seeking $3.0 million in reimbursement for a settlement of a bad faith lawsuit for a claim denied and allegedly mishandled by Arrow Claims Management, Inc. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead and Clarendon and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Clarendon. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement, and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

         Jeffrey W. Robinson, former President and Chief Operating Officer and a current director of the Company, has instituted a lawsuit against the Company captioned Jeffrey W. Robinson vs. INSpire Insurance Solutions, Inc., Civil Action No. 141-185796-00, District Court of Tarrant County, Texas, 141st District. The lawsuit involves an employment agreement (the "Robinson Employment Agreement"), by and between Mr. Robinson and the Company, which commenced on July 1, 2000. In his complaint, Mr. Robinson requests severance payment and compensation in the amount equal to the salary he would have been paid through July 1, 2003 (estimated at $475,000), a declaration by the court that implies any reasonable terms if portions of the Robinson Employment Agreement are found to be ambiguous, actual damages resulting from the Company's alleged anticipatory breach of the Robinson Employment Agreement, Mr. Robinson's attorney's fees, costs of the lawsuit and pre-judgement and post-judgement interest as allowed by law. The Company denies the claims and will vigorously defend the claims. The outcome of this matter cannot presently be determined.

         From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year 2000.

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

           1999                                             High            Low
           ----                                             ----            ---

           First Quarter................................  $ 19.00       $  13.13
           Second Quarter...............................  $ 21.88       $  11.69
           Third Quarter................................  $ 13.50       $   6.88
           Fourth Quarter...............................  $  7.25       $   3.66

           2000                                             High            Low
           ----                                             ----            ---

           First Quarter................................  $  4.63       $   2.63
           Second Quarter...............................  $  3.88       $   2.09
           Third Quarter................................  $  2.88       $   1.13
           Fourth Quarter...............................  $  1.31       $   0.16

         As of March 22, 2001, there were approximately 45 record holders and 3,100 beneficial holders of the Common Stock.

Dividend Policy

         INSpire has never declared or paid any cash dividends on the Common Stock. INSpire intends to retain any future earnings to fund growth and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.               SELECTED FINANCIAL DATA

         The selected financial data of INSpire presented below as of December 31, 2000, 1999, 1998, 1997 and 1996, and for the years ended December 31, 2000,
1999, 1998, 1997 and 1996 have been derived from the audited financial statements of INSpire. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and INSpire's Financial Statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.


                                                                 Year Ended December 31,
                                        ------------------------------------------------------------------------
                                          2000(1)         1999(2)        1998(3)         1997(4)         1996
                                        -----------    -----------     -----------    -----------    -----------
                                                          (in thousands, except share data)

Statement of Operations Data:
Revenues:
   Outsourcing services................ $   114,340    $   111,700     $    50,901    $    32,458    $    13,653
   Software and software services......      11,087         26,940          33,988         21,101             --
   Other...............................       1,173          1,918           2,290          3,010             --
                                        -----------    -----------     -----------    -----------    -----------
     Total revenues....................     126,600        140,558          87,179         56,569         13,653
                                        -----------    -----------     -----------    -----------    -----------

Expenses:
   Cost of outsourcing services........      96,213         81,458          26,303         20,798         10,543
   Cost of software and software
      services.........................       6,642         19,184          19,120         10,681             --
   Cost of other revenues..............         401          1,154           1,606          2,413             --
   Selling, general and administrative.      12,134         18,308          14,581          8,643             --
   Research and development, net.......       3,227          5,195           2,983          1,190             --
   Depreciation and amortization.......       8,345          9,186           6,210          4,001            787
   Purchased research and development..          --             --             500          3,000             --
   Deferred compensation...............          --             --              --          3,949             --
   Provision for severance costs.......       1,905          1,721              --             --             --
   Provision for bad debts.............       2,293         10,991             275             71             --
   Litigation..........................       1,023          1,229              --             --             --
   Intangible assets impairment........      31,647         16,757              --             --             --
   Management fees to shareholder......          --             --              --          1,290          3,100
   Gain on sale of subsidiary..........          --             --              --         (1,634)            --
   Other...............................          --            804              --             --             --
                                        -----------    -----------     -----------    -----------    -----------
       Total expenses..................     163,830        165,987          71,578         54,402         14,430
                                        -----------    -----------     -----------    -----------    -----------



Operating income (loss)................     (37,230)       (25,429)         15,601          2,167           (777)
Other income (expense).................         522          1,396           2,675            350             (2)
                                        -----------    -----------     -----------    -----------    -----------
Income (loss) before income tax and
    cumulative effect of accounting
    change.............................     (36,708)       (24,033)         18,276          2,517           (779)
Income tax benefit (expense)...........      11,374          4,343          (6,706)          (801)           264
                                        -----------    -----------     -----------    -----------    -----------
Net income (loss) before cumulative
    effect of accounting change........     (25,334)       (19,690)         11,570          1,716           (515)
Cumulative effect of change in
   accounting for outsourcing
   services, net of $2,184 income tax
   benefit.............................      (4,862)            --              --             --             --
                                        -----------    -----------     -----------    -----------    -----------
Net income (loss)...................... $   (30,196)   $   (19,690)    $    11,570    $     1,716    $      (515)
                                        ===========    ===========     ===========    ===========    ============

Net income (loss) per share (basic)
   before cumulative effect of
   accounting change................... $     (1.33)   $    (1.04)     $      0.65    $      0.14    $      (0.05)

Cumulative effect of change in
   accounting for outsourcing services,
   net of income tax benefit...........       (0.25)           --               --             --              --
                                        -----------    ----------      -----------    -----------    ------------
Net income (loss) per share (basic).... $    (1.58)    $    (1.04)     $      0.65    $      0.14    $      (0.05)
                                        ==========     ==========      ===========    ===========    ============

Net income (loss) per share (diluted)
   before cumulative effect of
   accounting change................... $    (1.33)    $    (1.04)     $      0.58    $      0.13    $      (0.05)

Cumulative effect of change in
   accounting for outsourcing services,
   net of income tax benefit...........      (0.25)            --               --             --              --
                                        ----------     ----------      -----------    -----------    ------------
Net income (loss) per share (diluted).. $    (1.58)    $    (1.04)     $      0.58    $      0.13    $      (0.05)
                                        ==========     ==========      ===========    ===========    ============
Weighted average shares (basic)........ 19,111,658     18,930,371       17,854,390     12,206,055      10,500,000
Weighted average shares (diluted)...... 19,111,658     18,930,371       19,838,583     13,173,746      10,500,000


                                                                      December 31,
                                        -------------------------------------------------------------------------
                                           2000            1999           1998            1997           1996
                                        -----------    -----------     -----------    -----------    ------------

Balance Sheet Data:
Cash and cash equivalents.............. $    13,486    $    17,674     $    48,094    $    28,039    $        363
Working capital........................      23,537         36,407          68,387         30,375          (2,550)
Total assets...........................      97,892        132,028         132,808         67,897           5,232
Current portion of long-term debt......          --             --             383            610           2,500
Due to shareholder.....................          --             --              --             --             996
Long-term debt, excluding current
     portion...........................          --             --              --            373              --
Shareholders' equity...................      75,482        104,471         120,345         48,766             606





- --------------------------

(1) Includes $41.7 million in charges primarily relating to the termination of the Island Agreement and the Robert Plan contract. These charges included:
     (i) bad debt expense of $2.3 million, (ii) litigation expense of $1.0 million, (iii) severance costs of $1.9 million, (iv) $31.6 million in intangible assets impairment charges and (v) $4.9 million for the cumulative effect of accounting change. Excluding the effect of such charges, and the tax effects thereof, operating expenses, operating loss and net income would have been $127.0 million, $400,000 and $110,000, respectively, and net income per share (basic and diluted) would have been $0.01.

(2) Includes $31.5 million in charges primarily relating to the Company's assessment of the recoverability of assets associated with its software business, including $11.0 million to increase the allowance for bad debts, $1.2 million of litigation expenses, $16.8 million for the impairment of intangible assets, $1.7 million for severance costs and approximately $800,000 of other charges. Excluding the effect of such charges, and the tax effects thereof, operating expenses, operating income and net income would have been $134.5 million, $6.1 million and $4.0 million, respectively, and net income per share (basic) would have been $0.21 and net income per share (diluted) would have been $0.20.

(3) Includes $500,000 of purchased research and development expenses relating to the acquisition of Paragon Interface, Inc. on April 20, 1998 (the
     "Paragon Acquisition). Excluding the effect of this charge, operating expenses, operating income and net income would have been $71.1 million, $16.1 million and $12.1 million, respectively, and net income per share (basic) would have been $0.68 and net income per share (diluted) would have been $0.61.

(4) Includes $3.0 million of purchased research and development expenses relating to the acquisition of Strategic Data Systems, Inc. on March 17, 1997 (the "SDS Acquisition"), $3.9 million of deferred compensation expense relating to the grant of stock options to executive officers and $1.6 million gain on sale of Applied Quoting Systems, Inc. ("AQS"), a wholly-owned subsidiary of INSpire that was sold by INSpire on September 15, 1997. Excluding the effect of such items, operating expenses, operating income and net income would have been $49.1 million, $7.5 million and $5.1 million, respectively, and net income per share (basic) would have been $0.42 and net income per share (diluted) would have been $0.39




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         INSpire's revenues historically are derived principally from outsourcing services and software and software services. Revenues from outsourcing services are derived from policy administration services, claims administration services, and IT services. Revenues from software and software services are derived from contracts that grant customers a license to use INSpire's software products and contracts that provide for installation, customization, enhancement, conversion, and maintenance services. Other revenues principally represent hardware sold in connection with software installations.

         Revenues from outsourcing services are recognized as services are rendered. INSpire is typically paid a percentage of premiums written for policy administration services, a percentage of premiums earned or claims incurred for claims administration services, and a percentage of premiums written subject to a minimum fee for IT services. Outsourcing services contracts generally are for terms of two to ten years. Due to the ongoing nature of these outsourcing services and the length of the terms of the service contracts, outsourcing services generate recurring revenues. Initial installations of software systems generally include a one-time license fee and a contract for the installation and customization of the system to meet the customer's specifications, which INSpire bills at an hourly rate. Amounts charged for the initial license and the installation and customization of systems are recognized as revenue during the installation period in proportion to the hours expended for installation compared to the total hours projected for installation. In other instances, revenues are recognized based on performance milestones specified in the contract. INSpire recognizes the annual fee charged for maintenance of the customer's system over the maintenance contract period. Revenues from computer hardware and equipment sales, included in other revenues, are recognized when INSpire receives notification that the equipment has been shipped by the manufacturer and title has passed to the customer. Changes in estimates of percentage of completion or losses, if any, associated with outsourcing or software services are recognized in the period in which they are determined. Unearned revenues consist of billings to customers in advance of revenues recognized on such services. Unbilled receivables consist of revenues recognized in advance of billings due to timing differences related to billing schedules specified in contracts.

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

Liquidity and Capital Resources

         Cash and cash equivalents and investments decreased $4.2 million from December 31, 1999 to December 31, 2000. This decrease is primarily due to (i) $14.4 million in cash used for contract acquisitions and deferred contract costs, (ii) $700,000 in capitalized R&D costs and (iii) cash received from sale of property and equipment of $700,000 which were partially offset by $9.6 million of cash provided by operating activities.

         The  Company   incurred   negative  net  cash  flows  due  to  contract
implementation costs, declining revenues without a proportional decrease in expenses, and delayed collections on significant receivable balances. The Company may experience material declines in future revenues due to the expected decline in the Company's outsourcing business with Millers American and the termination of both the Island Group and Robert Plan contracts. If the Company is unable to replace its declining revenues, or to proportionately reduce its expenses, or continues to experience delays in collection of receivables, the Company's liquidity will be adversely affected. As of March 1, 2001, the Company has ten months of cash and cash equivalents and investments on hand. This assumes no expense savings, new sales, or accounts receivable collection. The Company intends to seek outside financing to address its potential cash needs, but current debt and equity markets are presently very strained. The Company's liquidity difficulties could increase with the loss of any additional clients. There can be no assurance that the Company can successfully manage its current liquidity requirements or obtain any such additional financing.

Results of Operations

         The following table sets forth, with respect to INSpire and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:



                                                                           Year Ended December 31,
                                                       ---------------------------------------------------------------
                                                           2000         1999         1998         1997        1996
                                                           ----         -----        ----         ----        ----
Revenues:
     Outsourcing services...........................        90.3%         79.5%        58.4%       57.4%      100.0%
     Software and software services.................         8.8          19.2         39.0        37.3         0.0
     Other..........................................         0.9           1.3          2.6         5.3         0.0
                                                       ---------     ---------    ---------    --------    --------
                Total revenues......................       100.0         100.0        100.0       100.0       100.0
                                                       ---------     ---------    ---------    --------    --------
Expenses:
     Cost of outsourcing services...................        76.0          58.0          30.2       36.8        77.2
     Cost of software and software services.........         5.2          13.7          21.9       18.9         0.0
     Cost of other revenues.........................         0.3           0.8           1.8        4.3         0.0
     Selling, general and administrative............         9.6          13.0          16.8       15.3         0.0
     Research and development.......................         2.6           3.7           3.4        2.1         0.0
     Depreciation and amortization..................         6.6           6.5           7.1        7.0         5.8
     Purchased research and development.............         0.0           0.0           0.6        5.3         0.0
     Deferred compensation..........................         0.0           0.0           0.0        7.0         0.0
     Provision for severance costs..................         1.5           1.2           0.0        0.0         0.0
     Provision for bad debts........................         1.8           7.8           0.3        0.1         0.0
     Litigation.....................................         0.8           0.9           0.0        0.0         0.0
     Intangible assets impairment...................        25.0          11.9           0.0        0.0         0.0
     Management fees to shareholder.................         0.0           0.0           0.0        2.3        22.7
     Gain (loss) on sale of subsidiary..............         0.0           0.0           0.0       (2.9)        0.0
     Other..........................................         0.0           0.6           0.0        0.0         0.0
                                                       ---------     ---------    ----------   --------    --------
                Total expenses......................       129.4         118.1          82.1       96.2       105.7
                                                       ---------     ---------    ----------   --------    --------
Operating income (loss).............................       (29.4)        (18.1)         17.9        3.8        (5.7)
Other income (expense)..............................         0.4           1.0           3.1        0.6         0.0
                                                       ---------     ---------    ----------   --------    --------
Income (loss) before income tax and cumulative
     effect of accounting change....................       (29.0)        (17.1)         21.0        4.4        (5.7)
Income taxes benefit (expense)......................         9.0           3.1          (7.7)      (1.4)        1.9
                                                       ---------     ---------    ----------   --------    --------
Loss before cumulative effect of accounting
     change.........................................       (20.0)        (14.0)         13.3        3.0        (3.8)
Cumulative effect of change in accounting for
     outsourcing services, net of income tax
     benefit........................................        (3.9)          0.0           0.0        0.0         0.0
                                                       ---------     ---------    ----------   --------    --------
Net income (loss)...................................       (23.9)%       (14.0)%        13.3%       3.0%       (3.8)%
                                                       =========     =========    ==========   ========    ========


Comparison of the Years Ended December 31, 2000 and 1999

         Revenues. Total revenues decreased 10.0% from December 31, 1999 to December 31, 2000. This decrease is primarily attributable to the $15.9 million decrease in software and software services revenues. The decrease in software and software services revenues is due to the Company's decision in December 1999 to discontinue efforts directed toward increasing licensed software packages and services in order to focus on its outsourcing business. Outsourcing services revenues increased $2.6 million for the year ended December 31, 2000. This increase resulted from: (i) the Company performing outsourcing services under an agreement with The Robert Plan entered into effective April 1, 1999 and (ii) the Company performing services under five additional outsourcing contracts entered into after March 31, 1999. These increases were partially offset due to decreases in revenues during the third and fourth quarters resulting from the following actions: (i) contractual rate decreases on two contracts and (ii) an overall decrease in Millers American business. In December 2000 INSpire received notice from the Robert Plan that it would be terminating its outsourcing contract agreement. As a result of the termination of both the Island Group and Robert Plan contracts the Company had $33.2 million in outsourcing revenues in 2000 which will not continue.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, increased $1.5 million, or 1.5%, over the prior year ended December 31, 1999. The increase resulted from an increase in staffing and equipment to support the above mentioned contracts. Cost of outsourcing as a percentage of outsourcing revenues increased to 84.1% for the year ended December 31, 2000 from 73.0% for the year ended December 31, 1999. This increase is primarily a result of the contractual rate decreases without a proportional decrease in costs incurred to provide outsourcing services under these contracts and the overall decrease in Millers American business without a proportional decrease in staffing. The increase in outsourcing services cost was partially offset by a decrease in cost of software and software services. The decrease is due to the Company shifting its focus from software licensing. As a percentage of software revenue, cost of software and software services decreased to 59.9% for the year ended December 31, 2000 from 71.0% for the year ended December 31, 1999. This decrease is due to lower costs associated with sustaining the software contracts than the initial installation process.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses declined $6.2 million, or 33.9%, for the year ended December 31, 2000. The decrease is due to a reduction of staff and management's overall attempt to reduce administrative costs such as travel and entertainment, advertising, and other expenses.

         Research and Development. Research and development expense was $3.2 million for the year ended December 31, 2000 compared to $5.2 million for the year ended December 31, 1999, a decrease of $2.0 million or 38.5%. This decrease is the result of a reduction in staff in response to the Company's decision to turn its focus from software licensing.

         Depreciation and Amortization. Depreciation and amortization expense decreased $842,000 for the year ended December 31, 2000. This decrease of 9.2% was primarily due to the impairment of intangible and other assets associated with the Island Agreement which no longer had amortization expense after August of 2000 and the Robert Plan which did not incur any amortization expense in December 2000.

         Unusual Operating Expenses. Unusual operating expenses incurred by the Company during the two years ended December 31, 2000 included: (i) bad debt expense, (ii) litigation expense, (iii) severance expense, (iv) impairment of intangible assets, (v) the cumulative effect of change in accounting policy, and
(vi) other charges. For the year ended December 31, 2000 unusual operating expenses totaled $41.7 million. These charges consisted of: (i) bad debt expense of $2.3 million which reflected management's best estimate of collectibility after a thorough review of all receivable balances; (ii) litigation expense of $1.0 million relating to lawsuits in which the Company defended itself; (iii) severance costs of $1.9 million relating to the separation of several employees;
(iv) $31.6 million in intangible assets impairment charges resulting from the termination of both the Island Group and Robert Plan contracts, and (v) $4.9 million for the cumulative effect of accounting change. During 1999, the Company recognized $31.5 million in charges primarily relating to the Company's assessment of the recoverability of assets associated with its software business. These charges consist of: (i) $11.0 million to increase the allowance for bad debts, (ii) $1.2 million of litigation expenses, (iii) $16.8 million for the impairment of intangible assets, (iv) $1.7 million for severance costs, and
(v) approximately $800,000 in other charges.

         Bad Debt Expense. In the normal course of business, INSpire provides software, software services, and outsourcing services in advance of receiving payment for such products and services. Customers are invoiced in accordance with the terms of their contracts with the Company. During the year ended December 31, 2000, management assessed those accounts with significant past due balances and recognized $2.3 million of bad debt expense in response to that assessment. During the year ended December 31, 1999, management took action relative to specific software installation contracts that had significant past due balances and ceased further work, pending resolution of the balances due under the terms of the contracts. The Company recognized $11.0 million of bad debt expense in response to that assessment. The Company continues to vigorously pursue collection of these accounts. However, management assessed the likelihood as probable that these amounts would be uncollectible.

         Litigation Expense. During 2000, the Company incurred litigation expenses of $1.0 million to defend lawsuits filed against the Company. Litigation expenses of $1.2 million incurred during 1999 include expenses associated with the collection of accounts receivable, as well as penalties or settlements to be paid in connection with various pending matters.

         Intangible Asset Impairment. The Company recognized an impairment charge in August 2000 of approximately $14.0 million for certain intangible and other assets associated with the Island Insurance policy and claims outsourcing agreement and the Pacific Service Center. The impairment charge was necessitated by the termination of the Island Agreement and closing of the Pacific Service Center. In December 2000 the Company recognized an impairment charge of approximately $17.6 million for intangible and other assets associated with the termination of the Robert Plan outsourcing contract. During 1999, the Company recognized an impairment charge of $16.8 million for certain intangible assets, including a substantial portion of the goodwill and software acquired in the purchases of Strategic Data Systems, Inc. in March 1997 and Paragon Interface, Inc. in April 1998, the software license associated with the Company's agreement with Cover-All Systems, Inc. entered into in October 1997, and internally capitalized software development costs. The impairment was necessitated by the Company's determination that future expected sales and cash flows from the Company's software operations would be significantly lower than previously expected.

         Severance Expense. During 2000 the Company incurred severance costs of $1.9 million primarily relating to separation payments and related expenses to former CEO, F. George Dunham, III. Severance costs of $1.7 million incurred during 1999 represent expenses associated with staff reductions and executive resignations, primarily as a result of the Company's decision in December 1999 to discontinue efforts toward licensing new software systems.

         Cumulative Effect of Change in Accounting. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 is effective for the Company's financial statements no later than the fourth quarter of fiscal year 2000. Effective with the beginning of the fourth quarter of fiscal year 2000, the Company adopted SAB 101. The cumulative effect of the adoption of SAB 101 had a negative impact of $4.9 million on net income after tax effects for the year ended December 31, 2000.

         Other Expense. Other operating expenses for the year ended December 31, 1999 of approximately $800,000 represent the accrual of future payment obligations under operating leases for fixed assets no longer in use by the Company.

         Other Income. Other income, consisting principally of investment income and the loss incurred from the sale of the Company's interest in two planes, decreased to $521,000 for the year ended December 31, 2000 from $1.4 million for the year ended December 31, 1999. The decrease of $900,000, or 64.3%, is due to a decrease in cash equivalents and investments primarily as a result of liquidating these investments to fund operations and deferred contract costs.

         Net Income (Loss). Net loss was $30.2 million, or $1.58 per diluted share ($1.58 per basic share), for the year ended December 31, 2000 compared to a net loss of $19.7 million, or $1.04 per diluted share ($1.04 per basic share), for the year ended December 31, 1999. Excluding the impact on net income resulting from the $41.7 million nonrecurring operating expenses discussed above, and the tax effects thereof, net income for the year ended December 31, 2000 would have been $110,000, or $0.01 per diluted share ($0.01 per basic share). Excluding the impact on net income resulting from the $31.5 million nonrecurring operating expenses discussed above, and the tax effects thereof, net income for the year ended December 31, 1999 would have been $4.0 million or $.20 per diluted share ($.21 per basic share).

Comparison of the Years Ended December 31, 1999 and 1998

         Revenues. INSpire's total revenues increased $53.4 million, or 61%, for the year ended December 31, 1999. Outsourcing services revenues increased 119%. This growth in outsourcing services revenues was due primarily to: (i) the Company performing outsourcing services under a policy administration agreement with Arrowhead entered into effective December 1, 1998 and the Company's subsidiary performing outsourcing services under a claims administration agreement with Arrowhead entered into effective December 1, 1998, (ii) the Company performing outsourcing services under a policy and claims administration agreement with The Robert Plan entered into effective April 1, 1999, (iii) the Company performing outsourcing services under a policy and claims administration agreement with Island Group entered into effective June 1, 1999, and (iv) the Company performing outsourcing services under five additional outsourcing contracts entered into during 1999. Software and software services revenues were $26.9 million for the year ended December 31, 1999 compared to $34.0 million for the year ended December 31, 1998, a decrease of $7.1 million, or 21%. The decrease in software and software services revenues is primarily attributable to fewer in-process installations of WPC and other software productivity tools, resulting in lower license fees and software services revenues.

         Cost of Revenues. Cost of revenues increased $54.8 million. This increase in costs was due to an increase in outsourcing costs. Cost of outsourcing services increased $55.2 million, or 210%. This increase is primarily attributable to costs associated with the performance of outsourcing services under the contracts described above. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 73% for the year ended December 31, 1999 from 52% for the year ended December 31, 1998. This increase is a result of additional staffing and equipment to support the growth of the outsourcing division, and lower operating margins during the initial phases of the new outsourcing contracts described above. Cost of software and software services remained relatively constant over the two years. Cost of software and software services as a percentage of software and software services revenues increased to 71% for the year ended December 31, 1999 from 56% for the year ended December 31, 1998, primarily as a result of the costs associated with providing consulting services, which comprised a larger proportion of total software revenues during the year ended December 31, 1999 compared to the year ended December 31, 1998, as well as a decrease in the productivity of software personnel.

         Selling, General, and Administrative Expenses. The increase of $3.7 million in selling, general, and administrative expenses was primarily due to additional executive management, staffing, office space and computer equipment and software required to expand the infrastructure to support the Company's growth. As a percentage of total revenues selling, general, and administrative expenses decreased 4% for the year ended December 31, 1999. This resulted from an increased revenue base over which to spread these costs.

         Research and Development. Research and development expense was $5.2 million for the year ended December 31, 1999, compared to $3.0 million for the year ended December 31, 1998, an increase of $2.2 million or 73%. This increase is primarily due to increased efforts to expand the functionality of software products and the development of new software products to be utilized in INSpire's outsourcing operations. This expense is comprised primarily of personnel, equipment, and occupancy costs related to software development. Research and development expense for the year ended December 31, 1999 and 1998 is net of capitalized software production costs of approximately $1.6 million and $2.0 million, respectively.

         Depreciation and Amortization. The increase of approximately $3.0 million in depreciation and amortization expense is primarily attributable to amortization of goodwill and depreciation on fixed assets acquired in connection with the Arrowhead, Robert Plan and Island Group contracts, and the acquisition of additional property and equipment to expand the infrastructure to support the Company's growth.

         Unusual Operating Expenses. Unusual operating expenses totaled $31.5 million for the year ended December 31, 1999 compared to $500,000 for the year ended December 31, 1998. During 1999, the Company recognized $31.5 million in charges primarily relating to the Company's assessment of the recoverability of assets associated with its software business. These charges consisted of: (i) $11.0 million to increase the allowance for bad debts, (ii) $1.2 million of litigation expenses, (iii) $16.8 million for the impairment of intangible assets, (iv) $1.7 million for severance costs, and (v) approximately $800,000 in other charges.

         Bad Debt Expense. During 1999, management took action relative to specific software installation contracts that had significant past due balances and ceased further work, pending resolution of the balances due under the terms of the contracts. As a result of this assessment the Company recognized $11.0 million of bad debt expense during 1999.

         Litigation Expense. Litigation expenses of $1.2 million in 1999 included expenses associated with the collection of accounts receivable, as well as penalties or settlements to be paid in connection with various legal matters.

         Intangible Asset Impairment. The Company recognized an impairment charge of $16.8 million for certain intangible assets, including a substantial portion of the goodwill and software purchased in the SDS Acquisition and the

Paragon Acquisition, the software license associated with the Company's agreement with Cover-All Systems, Inc. entered into in October 1997, and internally capitalized software production costs. The Company periodically evaluates the carrying value of long lived assets to determine if impairment exists based upon estimated undiscounted future cash flows. The impairment, if any, is measured by the difference between net book value and estimated discounted future cash flows, and is charged to expense in the period identified. The impairment charge was necessitated by the Company's determination, based on recent operating results, that the future expected sales and cash flows from the Company's software operation would be significantly lower than previously expected.

         Severance Expense. Severance costs of $1.7 million incurred during 1999 represent expenses associated with staff reductions and executive resignations, primarily as a result of the Company's decision in December 1999 to discontinue efforts toward licensing new software systems.

         Other Expense. Other operating expenses of approximately $800,000 during 1999 represent the accrual of future payment obligations under operating leases for fixed assets no longer in use by the Company. In April 1998, $500,000 was assigned to in-process research and development in the purchase price allocation of the acquisition of the Paragon Acquisition. This amount was charged to operations.

         Other Income. Other income decreased 48% during 1999 due to a decrease in cash equivalents and investments primarily as a result of cash used in the Arrowhead Acquisition, the Robert Plan Acquisition and the Island Group Acquisition.

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

                   Risk Factors That May Affect Future Results

         INSpire's business, financial condition, cash flows, and results of operations may be impacted by a number of factors, including, but not limited to, the following, any of which could cause actual results to vary materially from current and historical results or INSpire's anticipated future results.

         Negative cash flows. The Company incurred negative net cash flows due to contract implementation costs, declining revenues without a proportional decrease in expenses, and delayed collections on significant receivable balances. The Company may experience material declines in future revenues due to the expected decline in the Company's outsourcing business with Millers American and the terminations of both the Island Group and Robert Plan contracts. If the Company is unable to replace its declining revenues, or to proportionately reduce its expenses, or continues to experience delays in collection of receivables, the Company's liquidity will be adversely affected. As of March 1, 2001, the Company has ten months of cash and cash equivalents and investments on hand. This assumes no expense savings, new sales or accounts receivable collection. The Company intends to seek outside financing to address its potential cash needs, but current debt and equity markets are presently very strained. The Company's liquidity difficulties could increase with the loss of any additional clients. There can be no assurance that the Company can successfully manage its current liquidity requirements or obtain any such additional financing.

         Replacement of current business. In order to maintain the Company's operations it will have to replace revenues lost due to the termination of both the Island Group and Robert Plan contracts and the reduction of Millers American business during 2000. Without the replacement of these revenues the Company will need to significantly reduce expenses to meet its liquidity requirements. If the Company cannot meet its liquidity requirements, its operations and financial conditions will be materially and adversely affected.

         Timely conversion of new customers. When INSpire enters into agreements with customers the time for conversion from the customers system to INSpire systems may or may not be specified. Conversions of the customers systems generally include an assessment of the requirements of conversion from the customers system to INSpire's systems, implementation of data and processing software, validation of the processes and software, and acceptance by the customer. In cases of conversion where a specified time is given, failure to complete the conversion on time allows the customer to withdraw from the contract and claim INSpire is in breach of the contract. In cases where there is no specified time for conversion, if INSpire is untimely in the conversion the Company is exposed to financial risks due to having to continue operating the customer's legacy system and investing additional time in the system conversion.

         Limited operating history and net losses. INSpire commenced operations in 1995 and has a limited operating history in the P&C insurance outsourcing business. The Company cannot assure that it will be successful in implementing its long-term operating strategy. The Company's operations generated net losses for three of the past five years. Net losses were approximately $30.2 million for the year ended December 31, 2000, $19.7 million for the year ended December 31, 1999, and $515,000 for the year ended December 31, 1996. INSpire cannot assure that it will be able to maintain revenue growth or that the Company will not sustain net losses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Pending legal proceedings. From time to time INSpire receives various claims alleging breach of warranty, breach of contract, deceptive trade practices, and similar claims under license agreements and other agreements with customers of the Company. An adverse determination in any of these or any future legal proceedings could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. See "Legal Proceedings."

         Fluctuations in quarterly operating results. INSpire has experienced in the past and will experience in the future quarterly variations in net revenues and net income. Thus, operating results for any particular quarter are not necessarily indicative of results for any future period. Factors that have affected quarterly operating results include: (i) the introduction of new or enhanced services and products by INSpire or its competitors, (ii) customer acceptance or rejection of new services and products, (iii) product development expenses, (iv) the timing of new contract signings, (v) the volume of usage of INSpire's services, (vi) acquisitions, (vii) competitive conditions in its industry, (viii) general economic conditions, and (ix) the level of selling and administrative expenses. Many of these factors are beyond INSpire's control.

         The sales cycles for INSpire's services are generally between three and twelve months and subject to a number of factors beyond the Company's control. Customer decisions to enter into outsourcing services agreements may be significantly affected by their decisions to replace current systems. In addition, demand for INSpire's claims administration services fluctuates greatly depending on the concentration of large-scale catastrophes, such as hurricanes. For these and other reasons, the revenues of the Company are difficult to forecast, and INSpire believes that period-to-period comparisons of results of operations are not necessarily meaningful or indicative of the results that INSpire may achieve for any subsequent quarter or fiscal year. Therefore, past operating results should not be considered a reliable indicator of future performance.

         Volatility of trading price. The trading price of INSpire's Common Stock has fluctuated widely in response to variations in INSpire's quarterly operating results, changes in earnings estimates by securities analysts, changes in the Company's business, and changes in general market and economic conditions. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. These fluctuations have significantly affected the trading prices of the securities of many emerging growth companies without regard to their specific operating performance. Such market fluctuations could have a material adverse effect on the trading price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         NASDAQ regulations require a Company's Common Stock trading price to remain above $1.00. The NASDAQ closely monitors the compliance with its financial and corporate governance requirements, including the requirement that Company's maintain a $1.00 share price, which INSpire failed to do at times in 2000. If the Company fails to comply with these regulations it risks beings delisted from NASDAQ, which could adversely affect the liquidity of the Company's shares.

         Dependence on major customers. INSpire derives a substantial portion of its revenues from outsourcing services provided to a few large customers, including Millers Group, Arrowhead, and Clarendon. Any loss of or material decrease in the business from any of these customers could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. See "Business -- Customers."

         Ability to grow and expand services. The Company's growth strategy depends on its ability to increase its share of the policy and claims administration market through the enhancement of existing services, development of new services, and the marketing of its services. There can be no assurance that INSpire will have the financial, managerial, administrative, marketing, or other resources necessary to achieve these objectives. The success of INSpire depends in large part on its ability to attract and retain highly skilled managerial, sales, marketing, and professional personnel. In addition, INSpire believes it may need to hire additional technical personnel to enhance and develop its services. Competition for such personnel is intense, and should INSpire be unable to hire the necessary personnel, the development and sale of new or enhanced services would likely be delayed or prevented. INSpire cannot assure that it will be able to attract, integrate, and retain skilled personnel, manage its infrastructure, or overcome other difficulties associated with growth. If INSpire were to encounter difficulties in implementing the expansion or development of its services, or in attracting, integrating and retaining its personnel, such difficulties could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

         Technological change and new product development risks. The market for INSpire's services is characterized by rapidly changing technology, evolving industry standards, and frequent introductions of new products and enhancements. INSpire's future success depends in part on its ability to enhance its existing services and develop new services to meet changing customer requirements. The introduction of competing services or products incorporating new technologies could render some or all of INSpire's services obsolete or unmarketable. As a result, INSpire has expended substantial resources for the enhancement of its services and for product development. The development of new or enhanced services or products results in expenditures and capital costs that may not be recovered if the service or product is unsuccessful. Development projects can be lengthy and subject to changing market requirements and unforeseen costs and delays. The failure of INSpire to develop and introduce new or enhanced services or products in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. See "Business -- Product Development."

         Competition. The markets for policy and claims administration and IT service are highly competitive. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Although the Company remains vigilant in assessing its competitors, the Company faces the chance of a sudden entrant from an unknown source into the market. The Company cannot assure that it will be able to compete successfully against current and future competitors. See "Business -- Competition."

         Dependence on key personnel. INSpire's future success will depend largely on the efforts and abilities of its executive officers and certain key technical, managerial, and sales employees. The loss of any of these key employees could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. INSpire cannot assure that it will be successful in retaining key personnel. See the 2001 Proxy Statement under the caption "Management."

         Risks of software defects. The sale and support of software by INSpire entails the risks of product liability and warranty claims, which could be substantial. Software products may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Any such defects in INSpire's software products could result in product liability or warranty claims, which could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. INSpire's license agreements with its customers typically contain provisions designed to limit INSpire's exposure to product liability or warranty claims. These limitations of liability provisions, however, may be ineffective because of existing or future federal, state, or local laws or unfavorable judicial decisions. From time to time INSpire receives various claims alleging breach of warranty, breach of contract, deceptive trade practices, and similar claims under license agreements and other agreements with customers of the Company, and several such claims are currently pending. See "Legal Proceedings."

         Acquisition risks. INSpire intends to consider acquisition candidates that offer opportunities to increase market share and expand INSpire's line of outsourcing services. There can be no assurance, however, that INSpire will be able to consummate or successfully integrate future acquisitions. Acquisitions involve significant risks, including: (i) the diversion of management's time and attention to the negotiation of the acquisition and the other assimilation of the businesses acquired, (ii) the need to modify financial and other systems and add management resources, (iii) the potential liabilities of the acquired business, (iv) unforeseen difficulties in the acquired operations, (v) the possible adverse short-term effects on INSpire's results of operations, and (vi) the financial reporting effects of the amortization of goodwill and other intangible assets. Furthermore, INSpire cannot assure that any business acquired will achieve acceptable levels of revenue and profitability or otherwise perform as expected.

         Reliance on information processing systems. INSpire's outsourcing services depend on its ability to store, retrieve, process, and manage significant databases, and expand and upgrade periodically its information processing capabilities. INSpire's principal computer equipment and software systems are maintained at INSpire's facilities in Fort Worth, Texas and San Diego, California. Interruption or loss of INSpire's information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on INSpire's business, financial condition, cash flows, and results of operations. Although INSpire maintains business interruption insurance with an aggregate limit of $12.5 million per occurrence, and has entered into an agreement with International Business Machines, Inc. and Sungard to provide disaster recovery services, if needed, INSpire cannot assure that such insurance or services will continue to be available at reasonable prices, cover all such losses, or compensate the Company for the possible loss of customers occurring during any period that INSpire is unable to provide services. See "Business -- Customer Support and Operations."

         Dependence on proprietary rights and risks of infringement. INSpire relies on contract rights and copyright and other intellectual property laws to protect its products, including software source code, as trade secrets and confidential proprietary information. See "Business -- Intellectual Property."

         Government regulation. The P&C insurance industry is subject to extensive regulation by state governments. Certain aspects of INSpire's business are affected by such regulations, requiring the Company to periodically update its software to reflect changes in regulations. In addition, changes in regulations that adversely affect INSpire's existing and potential customers could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Although INSpire's services and its products are not directly subject to insurance regulations in the states where INSpire currently provides them, the Company's outsourcing services may be subject to insurance regulations in states where INSpire may do business in the future. Such regulations could require INSpire to obtain a license as a managing general agent or third party administrator. INSpire cannot give any assurance with respect to the extent to which it may become subject to regulation in the future, the ability of the Company to comply with any such regulation, or the cost of compliance. See "Business -- Government Regulation."

         Shares eligible for future sale. Sales of a substantial number of shares of Common Stock in the open market could adversely affect the trading price of the Common Stock. Millers Insurance currently holds 4,606,875 shares, representing approximately 24% of the outstanding shares of Common Stock. A decision by Millers Insurance to sell shares of Common Stock could adversely affect the trading price of the Common Stock. INSpire has an aggregate of 26,847,818 shares of Common Stock authorized but unissued and not reserved for specific purposes. All of such shares may be issued without any action or approval by INSpire's shareholders. Any shares issued would dilute the percentage ownership of the Company held by the current investors. INSpire has 18,771,621 shares of Common Stock outstanding, all of which are freely transferable. In addition, 3,348,854 shares of Common Stock are reserved for issuance under the Stock Option Plan, 2,363,623 of which will be issuable upon exercise of outstanding options, including currently exercisable options to purchase 669,975 shares, and 75,000 shares of Common Stock are reserved for issuance under the Director's Plan, 27,750 of which will be issuable upon exercise of options that are currently outstanding. A maximum of 299,466 shares are issuable upon exercise of options granted in conjunction with the Arrowhead contract. An additional 290,861 shares are reserved for issuance to employees of the Company upon their purchase pursuant to the Stock Purchase Plan. INSpire has purchased 321,226 shares to support future offerings of the Employee Stock Purchase Plan. Of these shares, 226,476 are reserved for the first half of 2001 offering period of the plan and the remaining 94,750 shares are reserved for second half of 2001 offering period. INSpire has registered on Form S-8 under the Securities Act the offering and sale of Common Stock issuable under the Stock Option Plan, the Director Plan and the Stock Purchase Plan. See the 2001 Proxy Statement under the captions "Management -- Stock Option Plan," "-- Director Stock Option Plan," and "-- Employee Stock Purchase Plan."

         Anti-takeover considerations. Certain provisions of INSpire's Restated Articles of Incorporation (the "Restated Articles"), INSpire's Bylaws (the "Bylaws") and the Texas Business Corporation Act ("TBCA") may have the effect of discouraging unsolicited proposals for acquisition of the Company. The Restated Articles and the Bylaws divide the Board of Directors into three classes serving staggered three-year terms. Pursuant to the Restated Articles, shares of preferred stock may be issued by INSpire in the future without shareholder approval and upon such terms and conditions, and having such rights, privileges, and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, any such preferred stock. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings, and other corporate transactions, could have the effect of discouraging a third party's acquisition of a majority of the Common Stock. INSpire has no present plans to issue any shares of preferred stock. In addition, INSpire has adopted a shareholder rights plan that could further discourage attempts to acquire control of the Company. Finally, the TBCA restricts certain business combinations with any "affiliated shareholder," as defined therein and provides that directors serving on staggered boards of directors may be removed only for cause unless the articles of incorporation otherwise provide. INSpire's Restated Articles do not otherwise so provide.

         Recession. The U.S. economy is experiencing a significant business slow down and possibly a recession, which adversely affects the ability of the Company to obtain new business, to obtain financing for its business and to maintain operating margins. A further contraction in business may adversely affect the Company's operations and business condition.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 was effective for the Company's financial statements in the fourth quarter of fiscal year 2000. Effective with the beginning of the fourth quarter of fiscal year 2000, the Company adopted SAB 101. See "Item 8 - Financial Statements and Supplementary Data."

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         INSpire does not maintain any long-term investments, nor does the Company foresee being in the position of acquiring any long-term investments within the next year. Due to only having short-term investments with maturities of 90 days or less, INSpire is not subject to the risk involved with market interest rates changes.

         INSpire does not engage in trading market risk sensitive instruments and does not purchase as investments, hedges, or for purposes "other than trading," financial instruments that are likely to expose INSpire to market risk, whether it be from interest rate, foreign currency exchange, commodity price, or equity price risk. INSpire has issued no debt instruments, entered into no forward or futures contracts, purchased no options, and entered into no swaps.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements of INSpire appear at pages F-1 to F-23.

Quarterly Results of Operations on a Historical Basis

         The following table sets forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2000 and 1999. This information is derived from unaudited financial statements that include, in the opinion of INSpire, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the financial statements of INSpire and notes thereto included elsewhere in this Form 10-K.


                                                                      Three Months Ended
                                 ----------------------------------------------------------------------------------------------
                                   Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,   Dec. 31,     Sep. 30,    Jun. 30,   Mar. 31,
                                     2000        2000        2000        2000       1999         1999        1999       1999
                                 ----------- ----------- -----------   -------- -----------   ----------- ---------- ----------
                                                     (in thousands, except share data)
Revenues:
   Outsourcing services......    $    23,924 $    25,545 $    32,069   $ 32,801 $    32,367   $    31,453 $   27,251 $   20,629
   Software and
     software services.......          1,274       3,920       2,163      3,731       2,864         5,557      8,349     10,170
   Other.....................            288         217         360        308         342           342        655        579
                                 ----------- ----------- -----------   -------- -----------   ----------- ---------- ----------
     Total revenues..........         25,486      29,682      34,592     36,840      35,573        37,352     36,255     31,378
                                 ----------- ----------- -----------   -------- -----------   ----------- ---------- ----------

Expenses:
   Cost of outsourcing
     services................         23,706      22,134      25,095     25,278      24,961        24,653     18,749     13,095
   Cost of software and
     software services.......          1,270       1,245       1,544      2,583       3,639         5,145      5,499      4,901
   Cost of other revenues....            121          25         136        119         217           200        343        394
   Selling, general and
     administrative..........          3,094       2,617       2,982      3,441       4,295         5,560      4,051      4,402
   Research and
     development.............            945         763         585        934       2,427         1,109        680        979
   Depreciation and
     amortization............          1,994       2,030       2,208      2,113       2,150         2,399      2,459      2,178
   Provision for
     severance costs.........            502          53       1,350         --       1,457            36         76        152
   Provision for bad
     debts...................          2,093         200          --         --          58        10,848         30         55
   Litigation................            860         163          --         --          --         1,229         --         --
   Intangible assets
     impairment..............         17,669      13,978          --         --          --        16,757         --         --
   Other.....................             --          --          --         --          --           804         --         --
                                 ----------- ----------- -----------   -------- -----------   ----------- ---------- ----------
     Total expenses..........         52,254      43,208      33,900     34,468      39,204        68,740     31,887     26,156
                                 ----------- ----------- -----------   -------- -----------   ----------- ---------- ----------
Operating income (loss)......        (26,768)    (13,526)        692      2,372      (3,631)      (31,388)     4,368      5,222
Other income (expense).......             (4)        159         181        186         238           298        413        447
                                 ----------- ----------- -----------   -------- -----------   ----------- ---------- ----------
Income (loss) before
   income tax and
   cumulative effect of
   accounting change.........        (26,772)    (13,367)        873      2,558      (3,393)      (31,090)     4,781      5,669
Income taxes benefit
   (expense).................          8,476       4,267        (367)    (1,002)     (2,213)       10,736     (1,912)    (2,268)
                                 ----------- ----------- -----------   -------- -----------   ----------- ---------- ----------
Income (loss) before
   cumulative effect of
   accounting change.........        (18,296)     (9,100)        506      1,556      (5,606)      (20,354)     2,869      3,401
Cumulative effect of
   change in accounting
   for outsourcing
   services, net of income
   tax benefit...............             --          --          --     (4,862)         --           --          --         --
                                 ----------- ----------- -----------   -------- -----------   ----------- ---------- ----------
Net income (loss)............    $   (18,296)$    (9,100)$       506   $ (3,306)$    (5,606)  $   (20,354)$    2,869 $    3,401
                                 =========== =========== ===========   ======== ===========   =========== ========== ==========
Income (loss) per share
   (basic) before
   cumulative effect of
   accounting change.........    $     (0.96)$     (0.48)$      0.03   $   0.08 $     (0.30)  $     (1.07)$     0.15 $     0.18
Cumulative effect of
   change in accounting
   for outsourcing
   services per share
   (basic),  net of
   income tax benefit........             --          --          --      (0.25)         --            --         --         --
                                 ----------- ----------- -----------   -------- -----------   ----------- ---------- ----------
Net income (loss) per
   share (basic).............    $     (0.96)$     (0.48)$      0.03   $  (0.17)$     (0.30)  $     (1.07)$     0.15 $     0.18
                                 =========== =========== ===========   ======== ===========   =========== ========== ==========
Income (loss) per share
   (diluted) before
   cumulative effect of
   accounting change.........    $     (0.96)$     (0.48)$      0.03   $   0.08 $     (0.30)  $     (1.07)$     0.14 $     0.17




Cumulative effect of
   change in accounting
   for outsourcing
   services per share
   (diluted), net of
   income tax benefit........             --          --          --      (0.25)         --             --        --         --
Net income (loss) per
   share (diluted)...........    $     (0.96)$     (0.48)$      0.03   $  (0.17)$     (0.30)  $      (1.07)$    0.14 $     0.17
                                 =========== =========== ===========   ======== ===========   =========== ========== ==========

- -------------------

(1) During the fourth quarter of 2000, the Company adopted SAB 101. As a result of this adoption results reported in previous filings were effected. The following table reconciles the previously reported amounts to the above disclosed with the change caused by the adoption of SAB 101 (amounts in thousands, except per share data).





                                                                                                    SAB 101        Restated
                                                                                10-Q Stated          Effect         Amount
                                                                                -----------         -------        --------

September 30, 2000
     Outsourcing services revenue                                               $  25,289           $    256       $  25,545
     Total revenues                                                                29,426                256          29,682
     Operating income (loss)                                                      (13,782)               256         (13,526)
     Income (loss) before income tax and cumulative effect of accounting
          change                                                                  (13,623)               256         (13,367)
     Income tax benefit (expense)                                                   4,346                (79)          4,267
     Income (loss) before cumulative effect of accounting change                   (9,277)               177          (9,100)
     Net income (loss)                                                             (9,277)               177          (9,100)
     Income (loss) per share (basic and diluted) before cumulative effect
          of accounting change                                                      (0.48)                 -           (0.48)
     Net income (loss) per share (basic and diluted) after cumulative
          effect of accounting change                                               (0.48)                 -           (0.48)

June 30, 2000
     Outsourcing services revenue                                                  32,272               (203)         32,069
     Total revenues                                                                34,795               (203)         34,592
     Operating income (loss)                                                          895               (203)            692
     Income (loss) before income tax and cumulative effect of accounting
          change                                                                    1,076               (203)            873
     Income tax benefit (expense)                                                    (430)                63            (367)
     Income (loss) before cumulative effect of accounting change                      646               (140)            506
     Net income (loss)                                                                646               (140)            506
     Income (loss) per share (basic and diluted) before cumulative effect
          of accounting change                                                       0.03                  -            0.03
     Net income (loss) per share (basic and diluted) after cumulative
          effect of accounting change                                                0.03                  -            0.03

March 31, 2000
     Outsourcing services revenue                                                  32,560                241          32,801
     Total revenues                                                                36,599                241          36,840
     Operating income (loss)                                                        2,131                241           2,372
     Income (loss) before income tax and cumulatiave effect of accounting
          change                                                                    2,317                241           2,558
     Income tax benefit (expense)                                                    (927)               (75)         (1,002)
     Income (loss) before cumulative effect of accounting change                    1,390                166           1,556
     Cumulative effect of change in accounting, net of taxes                            -             (4,862)         (4,862)
     Net income (loss)                                                              1,390             (4,696)         (3,306)
     Income (loss) per share (basic and diluted) before cumulative effect
          of accounting change                                                       0.07               0.01            0.08
     Cumulatiave effect of change per share (basic and diluted)                         -              (0.25)          (0.25)
     Net income (loss) per share (basic and diluted) after cumulative
          effect of accounting change                                                0.07              (0.24)          (0.17)


         The following table sets forth, with respect to INSpire and for the periods indicated, the percentage of total revenues represented by certain revenue, expense, and income items:

                                                          Three Months Ended
                          ----------------------------------------------------------------------------------------
                           Dec. 31,    Sep. 30,   Jun.30,   Mar. 31,    Dec. 31,     Sep. 30,    Jun.30,   Mar.31,
                             2000        2000       2000      2000        1999         1999       1999      1999
                          ----------- ----------- -------  ----------  ------------ -----------  -------  --------
Revenues:
   Outsourcing services.     93.9%       86.1%     92.7%      89.0%        91.0%        84.2%     75.2%     65.8%
   Software and software
     services...........      5.0        13.2       6.3       10.1          8.0         14.9      23.0      32.4
   Other................      1.1         0.7       1.0        0.9          1.0          0.9       1.8       1.8
                            -----       -----     -----      -----        -----        -----     -----     -----
     Total revenues.....    100.0       100.0     100.0      100.0        100.0        100.0     100.0     100.0
                            -----       -----     -----      -----        -----        -----     -----     -----
Expenses:
   Cost of outsourcing
     services...........     93.0        74.5      72.5       68.6         70.2         66.0      51.7      41.8
   Cost of software and
     software services..      5.0         4.2       4.5        7.0         10.2         13.8      15.2      15.6
   Cost of other revenues     0.5         0.1       0.4        0.3          0.6          0.5       0.9       1.3
   Selling, general and
     administrative.....     12.1         8.8       8.6        9.4         12.1         14.9      11.2      14.0
   Research and development,
     net................      3.8         2.6       1.7        2.5          6.8          3.0       1.9       3.1
   Depreciation and
     amortization.......      7.8         6.8       6.4        5.8          6.1          6.4       6.8       6.9
   Provision for severance
     costs..............      2.0         0.2       3.9        0.0          4.1          0.1       0.2       0.5
   Provision for bad debts    8.2         0.7       0.0        0.0          0.2         29.0       0.1       0.2
   Litigation...........      3.4         0.6       0.0        0.0          0.0          3.3       0.0       0.0
   Intangible assets
     impairment.........     69.3        47.1       0.0        0.0          0.0         44.9       0.0       0.0
   Other................      0.0         0.0       0.0        0.0          0.0          2.2       0.0       0.0
                            -----       -----     -----      -----        -----        -----     -----     -----
     Total expenses.....    205.1       145.6      98.0       93.6        110.3        184.1      88.0      83.4
                            -----       -----     -----       ----        -----        -----     -----     -----
Operating income (loss).   (105.1)      (45.6)      2.0        6.4        (10.3)       (84.1)     12.0      16.6
Other income (expense)..      0.1         0.6       0.5        0.5          0.7          0.8       1.1       1.4
                            -----       -----     -----      -----        -----        -----     -----     -----
Income (loss) before
   income tax and
   cumulative effect
   of accounting change.   (105.0)      (45.0)      2.5        6.9         (9.6)       (83.3)     13.1      18.0
Income taxes benefit
   (expense)............     33.3        14.3      (1.0)      (2.7)        (6.2)        28.7      (5.3)     (7.2)
                            -----       -----     ------     ------       ------       -----     ------    ------
Loss before cumulative
   effect of accounting
   change...............    (71.7)      (30.7)      1.5        4.2        (15.8)       (54.6)      7.8     (10.8)
Cumulative effect of
   change in accounting
   for outsourcing
   services, net
   of income tax benefit      0.0         0.0       0.0      (13.2)         0.0          0.0       0.0       0.0
                            -----       -----     ------     ------       ------       -----     ------    ------
Net income (loss).......    (71.7)%     (30.7)%     1.5%      (9.0)%      (15.8)%      (54.6)%     7.8%     10.8%
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

         The Company has had no disagreements with its accountants to report under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is hereby incorporated by reference from the 2001 Proxy Statement under the captions "Proposal 1 -- Election of Directors -- Nominees," "-- Other Directors," "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is hereby incorporated by reference from the 2001 Proxy Statement under the caption "Management."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is hereby incorporated by reference from the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is hereby incorporated by reference from the 2001 Proxy Statement under the caption "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  The following documents are filed as part of this report:

              (1)  Financial Statements

                   Independent Auditors' Report

                   Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for each of the three years ended December 31, 2000, 1999 and 1998
                   Consolidated Statements of  Shareholders' Equity  for each of the three years ended December 31, 2000, 1999 and 1998
                   Consolidated Statements  of Cash Flows  for each of the three years ended December 31, 2000, 1999 and 1998
                   Notes to the Consolidated Financial Statements

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

         (b) The Company filed a Current Report on Form 8-K during the three months ended December 31, 2000. The Form 8-K filed on December 29, 2000 disclosed that effective December 27, 2000, The Robert Plan terminated its existing policy and claims services agreements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INSPIRE INSURANCE SOLUTIONS, INC.


                           By:    /s/ John F. Pergande
                                  ----------------------------------------------
                           Name:  John F. Pergande
                           Title: Chief Executive Officer, Chairman and Director

Date March 26, 2001

         Each person whose signature appears below hereby constitutes and appoints John F. Pergande his true and lawful attorney-in-fact, for him and in his name, place and stead, to sign any and all amendments to this Report and to cause the same to be filed with the Securities and Exchange Commission, hereby granting to said attorney-in-fact full power and authority to do and perform all and every act and thing whatsoever requisite or desirable to be done in and about the premises as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorney-in-fact may do or cause to be done by virtue of these presents.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                        Signature                                        Title                           Date
  /s/ John F. Pergande                                    Chief Executive Officer (principal      March 26, 2001
  ---------------------------------------------------       executive officer), Chairman and
  John F. Pergande                                          Director

  /s/ Patrick E. Grady                                    Chief Financial Officer (principal)     March 28, 2001
  ---------------------------------------------------       financial officer and principal
  Patrick E. Grady                                          accounting officer)


  /s/ R. Earl Cox, III                                    Director                                March 26, 2001
  ---------------------------------------------------
  R. Earl Cox, III


  /s/ Harry E. Bartel                                     Director                                March 26, 2001
  ---------------------------------------------------
  Harry E. Bartel


                                                          Director                                March ___, 2001
  ---------------------------------------------------
  Daniel E. Berce


                                                          Director                                March ___, 2001
  ---------------------------------------------------
  Jeffrey W. Robinson


  /s/ Gregory B. Kent                                     Director                                March 26, 2001
  ---------------------------------------------------
  Gregory B. Kent



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----

Independent Auditors' Report.........................................................................        F-2
Consolidated Financial Statements:
      Consolidated Balance Sheets....................................................................        F-3
      Consolidated Statements of Operations..........................................................        F-4
      Consolidated Statements of Shareholders' Equity................................................        F-5
      Consolidated Statements of Cash Flows..........................................................        F-6
      Notes to Consolidated Financial Statements.....................................................        F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas

         We have audited the accompanying consolidated balance sheets of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of INSpire Insurance Solutions, Inc. and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 5, 2001


                        INSPIRE INSURANCE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                             December 31,
                                                                              -----------------------------------------
                                                                                      2000                  1999
                                                                              ------------------     ------------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $  8,619,072        $      899,032
   Investments                                                                           4,867,269            16,774,703
   Accounts receivable, net                                                             19,761,284            24,593,172
   Unbilled receivables                                                                         --             4,814,894
   Income taxes receivable                                                               1,882,467             6,861,736
   Deferred income taxes                                                                 8,782,860             5,753,743
   Prepaid expenses and other current assets                                             1,663,358             1,881,424
                                                                                      ------------        --------------
         Total current assets                                                           45,576,310            61,578,704
   Deferred income taxes                                                                 7,060,939                    --
   Property and equipment, net                                                           7,863,203            14,179,800
   Intangibles and other assets, net                                                    37,391,191            56,269,846
                                                                                      ------------        --------------
   TOTAL                                                                              $ 97,891,643        $  132,028,350
                                                                                      ============        ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $  2,924,290        $    2,054,937
   Accrued payroll and compensation                                                      1,426,216               970,633
   Other accrued expenses                                                                9,580,427            19,043,135
   Unearned revenues                                                                     7,286,896             1,777,580
   Deferred compensation                                                                   821,855             1,325,583
                                                                                      ------------        --------------
         Total current liabilities                                                      22,039,684            25,171,868
Deferred compensation                                                                      370,229               380,175
Deferred income taxes                                                                           --             2,005,629
Commitments and contingencies (Note 14)                                                                               --

SHAREHOLDERS' EQUITY:

   Preferred stock, $1.00 par value; 1,000,000 shares
         authorized, none issued and outstanding                                                --                    --
   Common stock, $.01 par value; 50,000,000 shares
         authorized and 19,138,001 issued and outstanding in
         2000; 18,998,270 shares issued and outstanding in 1999                            191,380               189,983
   Additional paid-in capital                                                          113,729,020           112,523,113
   Accumulated deficit                                                                 (38,438,670)           (8,242,418)
                                                                                      ------------        --------------
         Total shareholders' equity                                                     75,481,730           104,470,678
                                                                                      ------------        --------------
   TOTAL                                                                              $ 97,891,643        $  132,028,350
                                                                                      ============        ==============


          See accompanying notes to consolidated financial statements.


                        INSPIRE INSURANCE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended December 31,
                                                          ----------------------------------------------------------------
                                                                  2000                   1999                 1998
                                                          -------------------    ------------------    -------------------
REVENUES:
   Outsourcing services                                      $  114,339,552         $  111,700,370       $   50,900,998
   Software and software services                                11,087,444             26,939,783           33,987,807
   Other                                                          1,172,684              1,917,424            2,289,797
                                                             --------------         --------------       --------------
         Total revenues                                         126,599,680            140,557,577           87,178,602
                                                             --------------         --------------       --------------
EXPENSES:

   Cost of outsourcing services                                  96,212,769             81,458,067           26,302,637
   Cost of software and software services                         6,642,351             19,184,026           19,120,468
   Cost of other revenues                                           401,440              1,154,209            1,605,708
   Selling, general and administrative                           12,133,476             18,308,059           14,580,548
   Research and development, net                                  3,227,465              5,195,214            2,983,228
   Severance expense                                              1,905,167              1,720,586                   --
   Depreciation and amortization                                  8,344,740              9,186,295            6,210,231
   Purchased research and development                                    --                     --              500,000
   Bad debt expense                                               2,292,810             10,990,519              275,000
   Litigation expense                                             1,022,977              1,229,442                   --
   Intangible assets impairment                                  31,646,700             16,756,701                   --
   Other                                                                 --                804,000                   --
                                                             --------------         --------------       --------------
         Total expenses                                         163,829,895            165,987,118           71,577,820
                                                             --------------         --------------       --------------
OPERATING INCOME (LOSS)                                         (37,230,215)           (25,429,541)          15,600,782
OTHER INCOME (EXPENSE):

   Interest income                                                  765,549              1,410,306            2,734,328
   Interest expense                                                    (289)               (14,150)             (58,852)
   Other                                                           (243,663)                    --                   --
                                                             --------------         --------------       --------------
         Total other income (expense)                               521,597              1,396,156            2,675,476
                                                             --------------         --------------       --------------
INCOME (LOSS) BEFORE INCOME
   TAX AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                         (36,708,618)           (24,033,385)          18,276,258

INCOME TAX BENEFIT (EXPENSE)                                     11,374,063              4,343,299           (6,706,431)
                                                             --------------         --------------       --------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                               (25,334,555)           (19,690,086)          11,569,827

   Cumulative effect of change in accounting for
     outsourcing services, net of $2,184,241 income
     tax benefit                                                 (4,861,697)                    --                   --
                                                             --------------         --------------       --------------
NET INCOME (LOSS)                                            $  (30,196,252)        $  (19,690,086)      $   11,569,827
                                                             ==============         ==============       ==============
NET INCOME (LOSS) PER SHARE (BASIC) BEFORE
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       $        (1.33)        $        (1.04)      $         0.65

   Cumulative effect of change in accounting for
     outsourcing services, net of income tax benefit                  (0.25)                    --                   --
                                                             --------------         --------------       --------------

NET INCOME (LOSS) PER SHARE (BASIC)                          $        (1.58)        $        (1.04)      $         0.65
                                                             ==============         ==============       ==============
NET INCOME (LOSS) PER SHARE (DILUTED) BEFORE
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       $        (1.33)        $        (1.04)      $         0.58

   Cumulative effect of change in accounting for
     outsourcing services, net of income tax benefit                  (0.25)                    --                   --
                                                             --------------         --------------       --------------
NET INCOME (LOSS) PER SHARE (DILUTED)                        $        (1.58)        $        (1.04)      $         0.58
                                                             ==============         ==============       ==============

          See accompanying notes to consolidated financial statements.


                        INSPIRE INSURANCE SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                Retained
                                                                             Additional          Earnings
                                                             Common            Paid-in         (Accumulated
                                                             Stock             Capital           Deficit)           Total
                                                             -----             -------           --------           -----
Balance, January 1, 1998                                $    101,913     $  48,725,299      $     (61,098)    $  48,766,114


Shares issued for exercise of 450,500 options                  5,884         3,702,330                 --         3,708,214

Shares purchased for employee stock
   purchase plan 17,413, net                                      --          (218,671)                --          (218,671)

Income tax effect related to stock options                        --         3,538,424                 --         3,538,424

Public offering of 1,800,000 shares                           18,000        52,962,813                 --        52,980,813

Effect of 3-for-2 stock split                                 61,061                --            (61,061)               --

Net income                                                        --                --         11,569,827        11,569,827

                                                        ------------     -------------      -------------     -------------

Balance, December 31, 1998                                   186,858       108,710,195         11,447,668       120,344,721

Shares issued for exercise of 312,457 options                  3,125         1,445,272                 --         1,448,397

Shares purchased for employee stock
   purchase plan 32,309 shares, net                               --            32,321                 --            32,321

Income tax effect related to stock options                        --         1,384,025                 --         1,384,025

Options issued (or vested) for contract acquisition               --           951,300                 --           951,300

Net loss                                                          --                --        (19,690,086)      (19,690,086)
                                                        ------------     -------------      -------------     -------------

Balance, December 31, 1999                                   189,983       112,523,113         (8,242,418)      104,470,678

Shares issued for exercise of 139,731 options                  1,397           537,615                 --           539,012

Shares purchased for employee stock
   purchase plan 28,000 shares, net                               --            (9,021)                --            (9,021)

Vesting of options issued or contract
   acquisition                                                    --           677,313                 --           677,313

Net loss                                                          --                --        (30,196,252)      (30,196,252)
                                                        ------------     -------------      -------------     -------------

Balance, December 31, 2000                              $    191,380     $ 113,729,020      $ (38,438,670)    $  75,481,730
                                                        ============     =============      =============     =============



           See accompanying notes to consolidated financial statements.



                        INSPIRE INSURANCE SOLUTIONS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                     2000               1999                  1998
                                                                ---------------   ---------------         -------------

OPERATING ACTIVITIES:
   Net income (loss)                                            $ (30,196,252)    $   (19,690,086)        $  11,569,827
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization                                8,344,740           9,186,295             6,210,231
       Purchased research and development                                  --                  --               500,000
       Bad debts                                                    2,292,810          10,990,519               275,000
       Intangible assets impairment                                31,646,700          16,756,701                    --
       Deferred income taxes                                      (12,115,597)         (6,178,373)            1,141,259
       Cumulataive effect of change in accounting                   7,045,938                  --                    --
       Loss on sale of assets                                         243,663                  --                    --
       Changes in operating assets and liabilities (net of
           effects of acquisitions):
           Accounts receivable                                     (5,358,448)        (16,981,967)           (1,843,321)
           Unbilled receivables                                     4,814,894             936,511            (5,751,405)
           Prepaid expenses and other current assets                  180,476            (352,844)           (3,055,858)
           Other assets                                             1,886,049             466,781              (448,446)
           Accounts payable                                           869,353             668,497               539,495
           Accrued payroll and compensation                           457,909             337,942              (261,865)
           Other accrued expenses                                  (3,703,980)          7,487,826               612,037
           Unearned revenue                                        (1,251,096)            (53,826)           (3,318,634)
           Income taxes                                             4,979,269          (3,646,843)           (1,709,602)
           Deferred compensation                                     (505,110)            186,768              (148,619)
                                                                -------------     ---------------         -------------
                 Net cash provided by operating activities          9,631,318             113,901             4,310,099
                                                                -------------     ---------------         -------------
INVESTING ACTIVITIES:

   Purchases of property and equipment, net                        (1,831,173)         (6,418,278)           (7,809,653)
   Proceeds from sale of property and equipment                     2,579,570                  --                    --
   Sale (purchases) of investments                                 11,907,434           3,719,740           (20,494,443)
   Capitalized software development costs                            (703,521)         (1,611,650)           (1,997,837)
   Capitalized contract implementation costs                      (14,402,600)        (22,953,518)           (3,432,064)
   Acquisition of subsidiary, net of cash acquired                         --                  --           (24,237,161)
                                                                -------------     ---------------         -------------
       Net cash used in investing activities                       (2,450,290)        (27,263,706)          (57,971,158)
                                                                -------------     ---------------         -------------
FINANCING ACTIVITIES:

   Repayment of borrowings                                                 --            (383,402)           (1,128,434)
   Issuance of common stock, net of issuance costs paid                    --                  --            52,980,813
   Proceeds from exercises under stock plans, net                     539,012             832,272             1,369,324
                                                                -------------     ---------------         -------------
       Net cash provided by (used in) financing activities            539,012             448,870            53,221,703
                                                                -------------     ---------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      7,720,040         (26,700,935)             (439,356)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                            899,032          27,599,967            28,039,323
                                                                -------------     ---------------         -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    8,619,072    $       899,032         $  27,599,967
                                                                ==============    ===============         =============
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                $          289    $        14,150         $      56,682
                                                                ==============    ===============         =============
   Income taxes paid (refunded)                                 $   (4,771,459)   $     5,481,917         $   7,463,624
                                                                ==============    ===============         =============
NON CASH INVESTING ACTIVITIES
   Options issued for contract acquisition                      $      677,313    $       951,300         $          --
                                                                ==============    ===============         =============


           See accompanying notes to consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

     General - INSpire Insurance Solutions, Inc. and subsidiary ("INSpire" or the "Company") is a provider of policy and claims administration solutions, including outsourcing services and software products to the property and casualty ("P&C") insurance industry. The Company sells its services and products directly to the customer. The majority of sales are in North America.

      Basis of Presentation - The consolidated financial statements include the financial statements of INSpire and its wholly owned subsidiary, INSpire Claims Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Property and Equipment - The Company records property and equipment at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on the estimated useful lives of assets, which range from three to ten years. Leasehold improvements are amortized over the lease term or the estimated useful life, whichever is less. Repairs and maintenance are charged to operating expenses as incurred.

     Revenue Recognition - Revenues from outsourcing services are recognized as services are rendered. INSpire is typically paid a percentage of premiums written for policy administration services, a percentage of premiums earned or claims incurred for claims administration services and a percentage of premiums written, subject to a minimum fee, for IT services. Outsourcing services contracts generally are for terms of two to ten years. Due to the ongoing nature of these outsourcing services and the length of the terms of the service contracts, outsourcing services generate recurring revenues. Initial installations of software systems generally include a one-time license fee and a contract for the installation and customization of the system to meet the customer's specifications, which INSpire bills at an hourly rate. Amounts charged for the initial license and the installation and customization of systems are recognized as revenue during the installation period in proportion to the hours expended for installation compared to the total hours projected for installation. In other instances, revenues are recognized based on performance milestones specified in the contract. INSpire recognizes the annual fee charged for maintenance of the customer's system over the maintenance contract period. Revenues from computer hardware and equipment sales, included in other revenues, are recognized when INSpire receives notification that the equipment has been shipped by the manufacturer and title has passed to the customer. Changes in estimates of percentage of completion or losses, if any, associated with software services are recognized in the period in which they are determined. Losses, if any, associated with outsourcing services are recognized in the period in which they are determined. Unearned revenues consist of billings to customers in advance of revenues recognized on such services. Unbilled receivables consist of revenues recognized in advance of billings due to timing differences related to billing schedules specified in contracts.

     Income Taxes -The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the year in deferred tax assets and liabilities.

     Industry Concentration - The Company's revenues and accounts receivable are derived primarily from the United States P&C insurance industry.

     Research and Development - INSpire incurs research and development costs that relate primarily to the development of new services products and major enhancements to existing services and products. Research and development costs are comprised primarily of salaries. INSpire expenses or capitalizes, as appropriate, these research and development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All research and development costs incurred prior to the time management believes a project has reached "technological feasibility" are expensed. Software production costs incurred subsequent to reaching technological feasibility are capitalized, if material, and reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized over the expected service life of the related software, generally three to seven years, using the straight-line method. The cost and related accumulated amortization of projects are written off as they become fully amortized. The Company assesses the recoverability of these costs by determining whether the carrying amount of the capitalized costs can be recovered through undiscounted future operating cash flows.

     Cash and Cash Equivalents - For the purposes of reporting cash flows, cash and cash equivalents includes investments readily convertible to cash with remaining maturities at date of purchase of three months or less.

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

     Financial Instruments - The Company does not have any derivative financial instruments as of December 31, 2000. However, the Company is exposed to interest rate risk. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available for sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company believes that the market risk arising from holdings of its financial instruments is not material. The carrying amounts for the Company's cash, investments, and accounts receivable approximate fair value at December 31, 2000 and 1999.

     Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its holdings of cash and marketable securities. The Company's credit risk is managed by investing its cash and marketable securities in money market instruments and securities of the U.S. government and its agencies, municipalities and high-quality corporate issuers. At December 31, 2000 and 1999, the Company had no significant concentrations of credit risk.

     Cumulative Effect of Change in Accounting Principal - The Company adopted SAB 101--Revenue Recognition in Financial Statements, effective with the fourth quarter of 2000. The Company evaluated its accounting method for deferred revenue and assessed the time frame for completion of claims and policy processing. Revenues from claims and policy processing services were previously recognized as they became billable to the customer since the Company had either substantially fulfilled its contractual service commitment or the costs to fulfill its future obligations under outsourcing contracts were not significant. As a result of adoption of SAB 101, outsourcing revenues are deferred and recognized over the period that services are expected to be provided. The change in the deferred revenue was applied to net income after tax effects. Proforma net income and earnings per share for 1999 and 1998 could not reasonably be estimated as the information to calculate the amounts is no longer available.

     Net Income (Loss) Per Share - Net income (loss) per share of the Company is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share considers the impact of potential common shares, unless the inclusion of such shares would have an antidilutive effect. The weighted average number of shares (basic) was 19,111,658 in 2000, 18,930,371 in 1999 and 17,854,390 in 1998 after giving effect to the stock dividends paid in August 1998. The weighted average number of shares (diluted) was 19,111,658 in 2000, 18,930,371 in 1999 and 19,838,583 in
1998. 2,363,623 and 3,175,147 stock options were not included in the weighted average number of shares (diluted) in 2000 and 1999, respectively, because they would have been antidilutive in those periods.





                                                                                  Year Ended December 31,
                                                                -------------------------------------------------------
                                                                      2000                  1999               1998
                                                                ----------------     ---------------      -------------
                                                                         (In thousands, except per share amounts)
Basic

   Average shares outstanding                                            19,112              18,930              17,854
                                                                  =============       =============         ===========
   Net income (loss)                                              $     (30,196)      $     (19,690)        $    11,570
                                                                  =============       =============         ===========
   Per share amount                                               $       (1.58)      $       (1.04)        $      0.65
                                                                  =============       =============         ===========
Diluted
   Average shares outstanding                                            19,112              18,930              17,854

   Net effect of dilutive stock options based on the
       treasury stock method using the average
       market price                                                          --                  --               1,985
                                                                  -------------       -------------         -----------

   Total                                                                 19,112              18,930              19,839
                                                                  =============       =============         ===========

   Net Income (loss)                                              $     (30,196)      $     (19,690)        $    11,570
                                                                  =============       =============         ===========

   Per share amount                                               $       (1.58)      $       (1.04)        $      0.58
                                                                  =============       =============         ===========



   Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these amounts.

   Certain Reclassifications - Certain reclassifications have been made to the prior period statements to conform them to the current year classifications.

   Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133" ("SFAS 138"), is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 was effective for the Company's financial statements in the fourth quarter of fiscal year 2000. Effective with the beginning of the fourth quarter of fiscal year 2000, the Company adopted SAB 101.

2.   Accounts Receivable
     Accounts receivable is comprised of the following:



                                                                    December 31,
                                                       -----------------------------------
                                                             2000               1999
                                                       -----------------    --------------
          Accounts receivable - trade.............         $ 28,291,760      $ 33,912,215
          Other...................................              133,223           219,835
                                                       -----------------    --------------
                                                             28,424,983        34,132,050
          Allowance for doubtful accounts.........          (8,663,699)       (9,538,878)
                                                       -----------------    --------------
                                                           $ 19,761,284      $ 24,593,172
                                                       =================    ==============



     The following table summarizes activity in the allowance for doubtful accounts for the three years ended December 31, 2000:



                                                                                  Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                        2000              1999                1998
                                                                   ------------     ---------------      --------------
Balance at beginning of year                                       $  9,538,878     $       494,542      $      303,022
Additions                                                             2,292,810          10,990,519             275,000
Deductions                                                            3,167,989           1,946,183              83,480
                                                                   ------------     ---------------      --------------
Balance at end of year                                             $  8,663,699     $     9,538,878      $      494,542
                                                                   ============     ===============      ==============

3.  Property and Equipment

     Property and equipment consists of the following:




                                                                  December 31,
                                                       -----------------------------------
                                                             2000               1999
                                                       -----------------    --------------
          Computer equipment........................       $ 20,025,786       $19,397,149
          Office equipment..........................          3,976,694         4,696,818
          Automobiles...............................            172,971           239,687
          Airplanes.................................                 --         3,167,581
          Leasehold improvements....................          4,182,202         4,128,906
                                                      ------------------   ---------------
                                                             28,357,653        31,630,141
          Accumulated depreciation..................       (20,494,450)      (17,450,341)
                                                      ------------------   ---------------
                                                            $ 7,863,203       $14,179,800
                                                      ==================   ===============


     Depreciation  expense  was  approximately   $4,291,000,   $4,063,000,   and
$3,179,000 for 2000, 1999 and 1998, respectively.

4.  Research and Development

     Research and development costs were approximately $3,931,000, $6,807,000 and $4,981,000 for the years ended December 31, 2000, 1999 and 1998, respectively, including capitalized software costs of approximately $704,000, $1,612,000 and $1,998,000.

5.  Intangibles and Other Assets

     Intangibles and other assets consist of the following:




                                                                                  December 31,
                                                                     ---------------------------------------
                                                                            2000                 1999
                                                                     -------------------    ----------------
    Contract  acquisition  costs in excess of net assets  acquired,
       net  of   accumulated   amortization   of   $3,271,065   and        $ 27,563,273        $ 47,920,956
       $2,550,767.................................................
    Acquired software, net of accumulated amortization of
       $422,306 and $84,461.......................................            1,403,018           1,740,863
    Capitalized contract implementation costs, net of accumulated
       amortization of $589,553 and $0............................            6,725,740           5,278,897
    Other assets, net of accumulated amortization of $117,608 and
       $0                                                                     1,699,160           1,329,130
                                                                    -------------------- -------------------
                                                                           $ 37,391,191        $ 56,269,846
                                                                    ==================== ===================

     Amortization   expense  was   approximately   $4,053,000,   $5,123,000  and
$3,031,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company recognized an impairment charge in August 2000 of approximately $14.0 million for certain intangible and other assets associated with the Island Insurance policy and claims outsourcing agreement and the Pacific Service Center. The impairment charge was necessitated by the termination of the Island Insurance policy and claims outsourcing agreement and closing of the Pacific Service Center. In December 2000 the Company recognized an impairment charge of approximately $17.6 million for intangible and other assets associated with the termination of the Robert Plan outsourcing contract. During 1999, the Company recognized an impairment charge of $16.8 million for certain intangible assets, including a substantial portion of the goodwill and software acquired in the purchases of Strategic Data Systems, Inc. in March 1997 and Paragon Interface, Inc. in April 1998, the software license associated with the Company's agreement with Cover-All Systems, Inc. entered into in October 1997, and internally capitalized software development costs. The 1999 impairment was necessitated by the Company's determination that future expected sales and cash flows from the Company's software operations would be significantly lower than previously expected.

6.  Other Accrued Expenses

      Other accrued expenses consist of the following:


                                                                                December 31,
                                                                       ------------------------------
                                                                            2000            1999
                                                                        -------------   -------------
    Contract acquisition costs.........................................$    4,137,706   $   9,100,000
    Severance costs....................................................       603,248       1,380,050
    Other expenses.....................................................     4,839,473       8,563,085
                                                                       --------------   -------------
                                                                       $    9,580,427   $  19,043,135
                                                                       ==============   =============

 7.  Income Taxes

     Federal income tax benefit (expense) consists of the following components:


                                                                                Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                        2000               1999                1998
                                                                   ------------        -----------        -------------

Current:
   Federal                                                         $  1,400,000        $  (409,709)       $  (2,019,220)
   State and local                                                           --            (41,340)            (278,329)
Deferred:
   Federal                                                            9,974,063          5,363,885             (758,861)
   State and local                                                           --            814,488             (111,597)
Other:
   Tax deduction credited to paid in capital
       from exercise of stock options                                        --         (1,384,025)          (3,538,424)
                                                                   ------------        -----------        -------------
                                                                   $ 11,374,063        $ 4,343,299        $  (6,706,431)
                                                                    ===========        ============       =============


     A reconciliation of income tax expense computed by applying the federal statutory tax rate of 34% to income before income taxes, to the reported income taxes is as follows:



                                                                                Year Ended December 31,
                                                                  ----------------------------------------------------
                                                                       2000                 1999              1998
                                                                  ------------         ------------       ------------
Income tax benefit (expense) at statutory rate                    $ 12,480,930         $  8,171,351       $ (6,213,928)
State income taxes, net of federal income tax benefit                       --              386,566           (295,294)
Tax-exempt interest                                                    208,697              417,168            555,765
Goodwill                                                              (341,243)          (4,205,245)          (369,367)
Research and development credits                                            --                   --            100,000
Other                                                                 (974,321)            (426,541)          (483,607)
                                                                  ------------         ------------       ------------
                                                                  $ 11,374,063         $  4,343,299       $ (6,706,431)
                                                                  ============         ============       ============



   The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:


                                                                       December 31,
                                                             ----------------------------------
                                                                  2000                 1999
                                                             -------------         ------------
Deferred income tax assets:
   Current:
       Accounts receivable                                   $   3,378,842         $  3,720,162
       Prepaid royalties                                           633,263                   --
       Deferred Revenue                                          2,695,200                   --
       Accrued expenses                                          2,075,555            2,033,581
                                                             -------------         ------------
                                                                 8,782,860            5,753,743
   Noncurrent:
       Prepaid royalties                                                --              633,263
       Software development expenses                               247,123                   --
       Property and equipment                                           --               91,807
       Net operating losses                                     11,940,574                   --
                                                             -------------         ------------
                                                                12,187,697              725,070
                                                             -------------         ------------
           Total deferred income tax assets                     20,970,557            6,478,813
                                                             -------------         ------------

Deferred income tax liabilities:
   Noncurrent:
       Property and equipment                                       44,657                   --
       Capitalized contract implementation costs                 4,007,029            1,982,276
       Capitalized research and development                        297,065               69,485
       Acquired software                                           778,007              678,938
                                                             -------------         ------------
       Total deferred income tax liabilities                     5,126,758            2,730,699
                                                             -------------         ------------
Net deferred income tax assets                               $  15,843,799         $  3,748,114
                                                             =============         ============

Represented on the balance sheet as:
   Current deferred income tax assets                        $   8,782,860         $  5,753,743
   Noncurrent deferred income tax assets (liabilities)           7,060,939           (2,005,629)
                                                             -------------         ------------
                                                             $  15,843,799         $  3,748,114
                                                             =============         ============


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The Company has a net operating loss carryforward of approximately $39 million which will expire in 2015 if not used to offset taxable income by that time.

8.  Related Party Transactions

     The Company provides outsourcing services and software and software services to The Millers Insurance Company ("Millers Insurance"), a shareholder of the Company, The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, and Millers American Group, Inc. ("Millers American"), of which Millers Insurance is an indirect wholly-owned subsidiary, under the terms of various agreements. On December 30, 1999, INSpire and various Millers American subsidiaries entered into a five-year Master Services Agreement that superceded existing outsourcing services agreements with Millers Insurance and Millers Casualty. Total fees earned under these agreements were approximately $24,549,000, $28,458,000, and $25,750,000 in 2000, 1999 and
1998, respectively. On September 14, 2000, INSpire received written notice from Millers American that Millers American will seek to sell three lines of business and three other insurance relationship programs will be terminated. Since receiving this notice the three lines of business have been sold to an existing customer of INSpire. The customer has indicated that it intends for INSpire to continue to service these lines of business. The termination of the remaining three lines will reduce Millers American's need for policy administration, claims administration and other services currently provided by INSpire. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease in services to Millers American will have a material adverse impact on the Company's results of operations in the future. Millers American is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, it is uncertain at this time what the impact will be if the contract with Millers American is renegotiated.

     On September 1, 1999, INSpire entered into an Asset and Employee Transfer Agreement with Millers American (the "Phoenix Acquisition"), pursuant to which INSpire agreed to acquire from Millers American for $3,500,000 certain assets and employees used in the conduct of its policy and claims administration with respect to its policies written by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), a wholly-owned subsidiary of Millers American. In conjunction with this transaction INSpire entered into a Service Addendum to the Company's Master Services Agreement with Millers American to provide certain policy and claims administration services with respect to the Phoenix Indemnity book of business for a period of ten years beginning September 1, 1999.

     Effective January 1, 1998, the Company and Millers Insurance entered into an agreement whereby the Company provides benefits administration services to Millers Insurance and Millers Casualty for a monthly fee of $15,000. Total fees earned under this agreement were $180,000 for each of the years ending December 31, 2000 and 1999. On September 12, 2000, Millers American notified the Company that Millers American would terminate the benefit services agreement on December 31, 2000.

     There was a receivable due from Millers American of approximately $6,238,000 and $5,189,000 as of December 31, 2000 and 1999, respectively. The receivable of $6,238,000 due from Millers American represented 29% of the Company's accounts receivable at December 31, 2000. Of the receivable due from Millers American, 23% was over 60 days past due and 20% was over 90 days past due. $4,999,000 of the receivable balance has been collected subsequent to December 31, 2000. The Company is unable to ascertain with any degree of certainty whether the Company will experience continued difficulties associated with the collection of the past due receivable from Millers American, and the inability to collect the receivable would have a material adverse effect on the Company's results of operations, financial condition and cash flows.

     The Company provides software and software services to InsureZone which is 42% owned by Buena Vista Associates, a 12.6% shareholder of the Company. For the year ended December 31, 2000, INSpire earned approximately $432,000 in revenue from license fees and services performed. There was a receivable due from InsureZone of approximately $338,000 as of December 31, 2000. This amount reflects a reduction of $360,000 that occurred as a result of the modification of the InsureZone contract on January 24, 2001.

     INSpire's headquarters is located in a building owned by a partnership which is owned by certain current and former members of the Company's Board of Directors. For the year ended December 31, 2000 and 1999, INSpire incurred $1,035,040 and $737,872, respectively, of rental expense under this agreement.

     The Company receives legal services from the law firm, Law, Snakard and Gambil. An attorney employed by Law, Snakard and Gambil is the spouse of a member of the Board of Directors. For the year ended December 31, 2000 INSpire incurred $115,552 of legal expense to Law, Snakard and Gambil.

     In June 2000 the Company paid $1.3 million to former CEO, F. George Dunham, III for separation payments and related expenses.

9.  Employee Benefit Plans

     The Company sponsors a 401(k) plan (the "Plan") covering all employees who meet certain minimum age and length of service requirements. The Plan provides for payment of the employee's vested portion of the Plan upon retirement, termination, disability, or death. Discretionary contributions may be made to the Plan under the direction of the Company's Board of Directors. The Company made contributions of approximately $681,000, $973,000 and $592,000 and incurred expenses of approximately $32,000, $51,000 and $19,000 related to the Plan for the years ended December 31, 2000, 1999 and 1998.

10.  Employee and Director Stock Option Plans

       As of December 31, 2000, the Company's employee and director stock option plans have authorized the grant of options to employees and outside directors for up to 4,575,000 shares of the Company's Common Stock. The Company adopted the Second Amended and Restated 1997 Stock Option Plan (the "Stock Option Plan") in February 1998, which was approved by the shareholders in April 1998 and which provides for the grant of incentive and nonqualified options to purchase up to 4,500,000 shares of Common Stock subject to certain adjustments as described in the Stock Option Plan. Stock options are issuable only to eligible directors, officers and employees of the Company. Options granted vest over a period ranging from immediately to six years of continued employment or service to the Company.

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

     The Board of Directors adopted the Director Stock Option Plan, which was amended by the Board of Directors in February 1998, and was approved by the shareholders in April 1998 ("Director Plan"). The Director Plan provides that each current non-employee director be granted options to purchase 3,750 shares of common stock as of the effective date of the initial public offering at an exercise price equal to the initial public offering price. Such options became immediately exercisable as of the date of the initial public offering. A total of 75,000 shares have been reserved for issuance pursuant to the Director Plan. Each new non-employee director who is elected (or appointed to fill any vacancy) as a director of the Company will be granted options under the Director Plan to purchase 3,750 shares of Common Stock at the fair market value of the Common Stock on the date of grant. Also, each non-employee director who has previously been granted options under the Director Plan will be granted additional options under the Director Plan to purchase 375 shares of Common Stock on the day immediately after each annual meeting of shareholders of the Company subsequent to the time at which such non-employee director is first elected or appointed as a director of the Company if such non-employee director continues to serve as a director on such date of grant. The options under the Director Plan will vest and be exercisable as of the date of grant.

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

     The following table summarizes the stock option activity under the Stock Option Plan and Director Plan for the three years ended December 31, 2000 after giving effect to the stock dividend paid in August 1998:




                                                                                                     Weighted
                                                               Number of     Exercise Price           Average
                                                                Options        per Option         Exercise Price
                                                             ------------   ----------------      --------------
Options outstanding as of January 1, 1998                      2,998,469    $   0.87-$  8.00         $  5.03
  Options granted                                              1,233,615    $  13.96-$ 26.50         $ 21.31
  Options exercised                                             (698,958)   $   0.87-$  8.00         $  2.23
  Options forfeited                                             (308,279)   $   0.87-$ 22.00         $  6.39
                                                             ------------
Options outstanding as of December 31, 1998                    3,224,847    $   0.87-$ 26.50         $ 11.67
  Options granted                                              2,004,407    $   4.11-$ 19.06         $  8.97
  Options exercised                                             (312,457)   $   0.87-$  8.00         $  3.28
  Options forfeited                                           (1,741,650)   $   6.00-$ 26.50         $ 16.55
                                                             ------------
Options outstanding as of December 31, 1999                    3,175,147    $   0.87-$ 26.50         $  8.07
  Options granted                                              1,382,925    $   0.16-$  2.97         $  0.97
  Options exercised                                             (139,731)   $   0.87-$  0.87         $  0.87
  Options forfeited                                           (2,054,718)   $   2.44-$ 26.50         $ 10.35
                                                             ------------
Options outstanding as of December 31, 2000                    2,363,623    $   0.16-$  6.00         $  2.24
                                                             ============

Exercisable as of December 31, 2000                              669,975    $   0.34-$  6.00         $  4.07
                                                             -----------
Exercisable as of December 31, 1999                            1,617,185
                                                             -----------
Exercisable as of December 31, 1998                            1,080,841
                                                             ===========
Options available for grant                                    1,040,231
                                                             ============


    Under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company recognized no compensation expense for the years ended December 31, 2000 and 1999, as the exercise price of all stock options granted under the terms of the Stock Option Plan was at or above the fair market value of the Common Stock at the date of grant. For those options repriced in 1999, the Company recognized no compensation expense for the years ended December 31, 2000 and 1999, as the exercise price was at or above the fair value of the stock throughout each year. Had the Company implemented SFAS 123, "Accounting for Stock-Based Compensation," the Company's compensation expense would have increased by approximately $4,960,641, $8,317,000, and $6,337,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company's pro forma net income (loss), net income (loss) per share (basic) and net income (loss) per share (diluted), considering the effects of implementing SFAS 123, net of tax effects, would have been as follows:



                                                                                For the year ended December 31,
                                                                      -------------------------------------------------
                                                                          2000                1999               1998
                                                                      ------------        ------------       ----------
Pro forma net income (loss)                                           (33,371,062)       (25,013,000)         7,512,000
Pro forma net income (loss) per share (basic)                               (1.75)             (1.32)              0.42
Pro forma net income (loss) per share (diluted)                             (1.75)             (1.32)              0.38


    The fair value of each option grant is estimated of the date of grant using the Black-Scholes option-pricing model, based on the following assumptions for options granted in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.5%, 6.7%, and 5.5%; expected lives of 5.7 years, 4.5 years, and 4.7 years; volatility factors of 115%, 70%, and 58%; and no dividends.

    The weighted average fair value of options granted during the year ended December 31, 2000 was $0.64 compared to $4.83 for the year ended December 31, 1999 and $11.47 for the year ended December 31, 1998. There were no options granted during 2000 at a value less than market value on the date of grant.

    The following table summarizes the stock options outstanding under the Stock Option Plan and Director Plan as of December 31, 2000:


                                                         Weighted
                                                          Average
                                 Number of               Remaining              Weighted            Number of            Weighted
        Range of                  Options               Contractual              Average              Options             Average
     Exercise Prices            Outstanding           Life (in Years)         Exercise Price        Exercisable       Exercise Price
     ---------------            -----------           ---------------         --------------        -----------       --------------
$     0.16 - $    0.87            1,289,342                   5.0             $      0.51             237,992         $    0.86
$     0.88 - $    2.50              316,375                   5.3             $      2.40                  --         $      --
$     2.51 - $    4.50              172,665                   4.8             $      4.11              56,825         $    4.11
$     4.51 - $    6.00              585,241                   2.5             $      6.00             375,158         $    6.00
                                 ----------                   ---             -----------             -------         ---------
                                  2,363,623                   4.4             $      2.38             669,975         $    4.02
                                 ==========                   ===             ===========             =======         =========



11.  Employee Stock Purchase Plan

     The Company sponsors an Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which a total of 637,500 shares of Common Stock has been reserved for issuance. Any employee who has been employed by the Company for 90 days is eligible to participate in offerings under the Stock Purchase Plan.

 During 1998, 1999 and 2000, offerings of 75,000 shares each were made on January 1 and July 1, respectively. As a result of these offerings, participants purchased 16,760 and 13,741 shares in 1998, 18,455 and 30,961 shares in 1999, and 30,520 and 227,112 shares in 2000, respectively, of Common Stock. The Company anticipates that the Stock Purchase Plan will be further implemented by two additional semiannual offerings of Common Stock beginning on January 1 and July 1 for the year 2001. The maximum number of shares issued in each semi-annual offering will be 75,000 shares plus the cumulative number of unissued shares from prior offerings under the Stock Purchase Plan.

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

12.  Shareholders' Equity

     The Company is authorized to issue up to 300,000 shares of Series A Junior Preferred Stock with a par value of $1.00 per share. The Company has issued one Right for each share of Common Stock outstanding under the Company's Rights Agreement. Each Right represents the right to purchase one one-hundredth of a share of Series A Junior Preferred Stock at a price of $100.00, subject to adjustment. The Rights are exercisable only in the event that a person or group

(with certain exceptions) becomes the beneficial owner of shares representing 15% or more of the voting power of the Company, or announces or commences a tender or exchange offer that would result in the acquisition of such number of shares. The Rights Agreement expires ten years from the date of adoption.

13.  Transactions with Major Customers

     Millers American and Clarendon National Insurance Company ("Clarendon") accounted for approximately 21% and 7%, respectively, of INSpire's total revenues in 2000, approximately 20% and 7%, respectively, in 1999, and approximately 30% and 13%, respectively, in 1998. Arrowhead General Insurance Company ("Arrowhead") accounted for approximately 30%, 22%, and 3% of INSpire's total revenues in 2000, 1999, and 1998, respectively. Any loss of or material decrease in the business from any of these customers could have a material adverse effect on INSpire's business, financial condition, cash flows, and results of operations. Island Group accounted for approximately 7% and 6% of INSpire's total revenues in 2000 and 1999, respectively. The Robert Plan accounted for approximately 22% and 14% of INSpire's total revenue in 2000 and 1999, respectively. Due to the termination of both the Island Group and Robert Plan contracts these revenues will not continue in the future.

14.  Commitments and Contingencies

     Operating Leases - The Company leases certain office space and equipment under operating leases and a sublease for periods ranging from one to ten years. Rentals on operating leases (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to approximately $9,116,000, $9,368,000 and $5,660,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These leases generally contain optional renewal provisions for one or more periods. Future annual minimum lease payments for each of the next five years and in the aggregate are:

                   2001....................................  $      6,783,578
                   2002....................................         5,644,474
                   2003....................................         4,447,337
                   2004....................................         3,262,916
                   2005....................................         3,039,022
                   Thereafter..............................         6,501,045
                                                             -----------------
                                                              $   29,678,372
                                                             =================


    Other - The Company participates in a self-insurance program for certain of its employees that provides for the payment of employee health claims that are greater than the maximum benefit provided by the Company sponsored health insurance plan. The Company accrues the estimated liabilities for the ultimate costs of both reported claims and incurred but not reported claims. The program provides specific excess loss reinsurance for those aggregate claims greater than the maximum amount for any one claimant.

     Litigation - In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for WPC and other software products, and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that INSpire did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by INSpire's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. On December 21, 1999, INSpire filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, restricting the surety from paying $3.7 million to Sul America until a final decision is rendered in the ordinary lawsuit to be filed. The case is now entering the evidentiary phase. The Company intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

     On March 8, 1999, a lawsuit was filed in the United States  District  Court
- - Northern District Court of California by California Family Foods, LLC and Myers & Charter, Inc. ("California Family") (California Family Foods, LLC and
Myers & Charter, Inc. vs. Millers Mutual Fire Insurance Company ("Millers Mutual") and INSpire Insurance Solutions, Inc., et. al. (S99-0445(MLS) (PAN)). California Family sought approximately $1 million in damages for bad faith and contract damages, plus a claim for unspecified punitive damages. This matter was settled by Millers Mutual. As terms of the settlement the Company will not have to pay any portion of this amount.

     On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleges violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff sought monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, were filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed and the consolidation action has been transferred to the Fort Worth Division. The Company, together with the other defendants, filed a motion to dismiss. In March 2001, the Court granted the Company's motion to dismiss. As a result, an order has been entered dismissing the case without prejudice and giving the Plaintiffs leave to amend their lawsuit. The ultimate outcome of this matter cannot presently be determined.

     In February 2000, a complaint was filed against INSpire, in the United States District Court for the District of New Jersey-Newark No. 00-803. The Plaintiff, Cover-All Systems, Inc. ("CSI"), is a developer, owner and licensor of computer software programs. The complaint alleged that INSpire breached a Software License & Support Services Agreement ("the Agreement") entered into in October 1997. CSI sought damages in excess of $1.5 million for unpaid support payments claimed to be owed by the Company. INSpire filed an Answer and alleged a counterclaim against CSI for breach of the Agreement and its duty of good faith and fair dealing and sought recovery for an amount of $2.5 million that the Company previously paid to CSI. This matter was settled in January 2001. As part of the settlement INSpire was required to pay CSI $625,000.

     On March 2, 2000, the Company filed an arbitration claim against The Doctor's Company with the American Arbitration Association to collect $1,546,095 as the amount due to the Company under a License Agreement, Implementation Support Agreement and Accelerated Enhancement Plan Agreement. On March 21, 2000, The Doctor's Company submitted a claim for breach of contract against the Company with the American Arbitration Association and filed suit against the Company in the Superior Court of the State of California to compel arbitration in California. On August 30, 2000, the Court denied the petition to compel arbitration in California. The Doctor's Company arbitration claim alleges that as a result of the Company's failure to meet obligations under its agreements The Doctor's Company is entitled to the return of $912,507 previously paid to the Company plus direct costs and consequential damages. In August 2000, the American Arbitration Association consolidated the arbitration proceeding filed by The Doctor's Company with the arbitration proceeding commenced by the Company. The American Arbitration Association has determined that the hearing locale will be in Fort Worth, Texas. A panel of arbitrators has been selected. This matter has been scheduled for hearing on August 6, 2001. The Company intends to pursue collection of its outstanding receivable balance and to vigorously defend itself against the claim asserted by The Doctor's Company. The ultimate outcome of this matter cannot presently be determined.

     On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family is seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty, and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement, and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

     On July 18, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Juan M. Alvarado and Irene Alvarado ("Alvarado") (Alvarado et. al. vs. Clarendon National Insurance Company, et. al. (GIC750651)). Alvarado is seeking $3.0 million in damages plus punitive damages in this bad faith lawsuit involving an alleged denial of a claim by Arrow Claims Management, Inc. and the subsequent handling of the claim. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement, and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

     On August 22, 2000, a cross complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Clarendon (Clarendon National Insurance Company v. Nora Sauceda, Louis Sauceda, David Garcia, Arrow Claims Management, Inc., et. al. BC199918)). Clarendon is seeking $3.0 million in reimbursement for a settlement of a bad faith lawsuit for a claim denied and allegedly mishandled by Arrow Claims Management, Inc. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead and Clarendon and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Clarendon. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. Although the outcome of this matter cannot presently be determined, INSpire believes that it is entitled to indemnification for this matter from Arrowhead based on a Guaranty Agreement, Outsourcing Agreement, and Stock Purchase Agreement between the parties and believes that the outcome of this lawsuit will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

     Jeffrey W. Robinson, former President and Chief Operating Officer and a current director of the Company, has instituted a lawsuit against the Company captioned Jeffrey W. Robinson vs. INSpire Insurance Solutions, Inc., Civil Action No. 141-185796-00, District Court of Tarrant County, Texas, 141st District. The lawsuit involves an employment agreement (the "Robinson Employment Agreement"), by and between Mr. Robinson and the Company, which commenced on July 1, 2000. In his complaint, Mr. Robinson requests severance payment and compensation in the amount equal to the salary he would have been paid through July 1, 2003 (estimated at $475,000), a declaration by the court that implies any reasonable terms if portions of the Robinson Employment Agreement are found to be ambiguous, actual damages resulting from the Company's alleged anticipatory breach of the Robinson Employment Agreement, Mr. Robinson's attorney's fees, costs of the lawsuit, and pre-judgement and post-judgement interest as allowed by law. The Company denies the claims and will vigorously defend the claims. The outcome of this matter cannot presently be determined.

     From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.



   EXHIBIT INDEX

     Exhibit No.                                                Description
- ----------------------    ----------------------------------------------------------------------------------------
         2.1              --Stock  Purchase  Agreement,  dated as of October 29, 1998, by and among INSpire,  ACM
                           and the shareholders of ACM  (Incorporated   by reference to  Exhibit 2.1 of INSpire's
                           Form 8-K, dated December 1, 1998 and filed on December 14, 1998).
         2.2              --Asset Purchase  Agreement,  dated as of October 29,  1998, by and between INSpire and
                           AGIA.  (Incorporated  by  reference  to  Exhibit 2.2  of  INSpire's  Form  8-K,  dated
                           December 1, 1998 and filed on December 14, 1998).
         2.3              --Form  of Stock  Purchase  Agreement, dated  April 20, 1998,  by  and  among  INSpire,
                           Paragon and the  shareholders of Paragon  (Incorporated by reference to Exhibit 2.1 of
                           INSpire's Form 10-Q for the three months ended March 31, 1998, filed on May 14, 1998).
         3.1              --Restated  Articles of  Incorporation  of INSpire  and  Articles  of  Amendment  No. 1
                           thereto (Incorporated by reference to Exhibit 3.1 of INSpire's  Registration Statement
                           on Form S-1, Registration No. 333-31173).
         3.2              --Amended and Restated Bylaws of INSpire  (Incorporated  by reference to Exhibit 3.2 of
                           INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
         3.3              --Form of First  Amendment  to the  Bylaws of INSpire  (Incorporated  by  reference  to
                           Exhibit 3.3 of INSpire's Form 10-Q for the three months ended  March 31,  1998,  filed on May 14, 1998).
         4.1              --Specimen  Certificate  for  shares  of  Common  Stock  of  INSpire  (Incorporated  by
                           reference   to   Exhibit 4.1   of  INSpire's   Registration   Statement  on  Form S-1,
                           Registration No. 333-31173).
         4.2              --Form of Amended and Restated Rights Agreement,  by and between INSpire and U.S. Trust
                           Company of Texas,  N.A., dated as of December 18,  1998  (Incorporated by reference to
                           Exhibit 4.2 of INSpire's  From 10-K for the year ended  December  31,  1998,  filed on
                           March 25, 1999).
        10.1              --Benefits  Administration  Contract,  dated as of July 1, 1997, by and between INSpire
                           and  Millers  Mutual   (Incorporated   by  reference  to   Exhibit 10.1  of  INSpire's
                           Registration Statement on Form S-1, Registration No. 333-31173).
        10.2              --Amended Service  Contract,  dated as of July 1,  1997, by and among INSpire,  Millers
                           Mutual and Millers  Casualty  (Incorporated  by reference to Exhibit 10.2 of INSpire's
                           Registration Statement on Form S-1, Registration No. 333-31173).
        10.3              --Amended  Information  Services  Contract,  dated as of  July 1,  1997,  by and  among
                           INSpire,   Millers  Mutual  and  Millers   Casualty   (Incorporated  by  reference  to
                           Exhibit 10.3   of  INSpire's   Registration   Statement   on  Form S-1,   Registration
                           No. 333-31173).
        10.4              --Form of Agreement to Lease Office Space,  effective as of May 1, 1996 by  and between
                           INSpire and Millers  Mutual (Incorporated by  reference to Exhibit 10.4  of  INSpire's
                           Registration Statement on Form S-1, Registration No. 333-31173).
        10.5              --Form of Sublease  Agreement,  effective as of January 1, 1997, by and between INSpire
                           and  Millers  Mutual   (Incorporated   by  reference  to  Exhibit  10.5  of  INSpire's
                           Registration Statement on Form S-1, Registration No. 333-31173).
        10.6              --Claims Life Cycle Services Agreement, effective as of August 15,  1996, by and  among
                           INSpire,  Blanch Wholesale  Insurance  Services,  Inc. and Blanch Insurance  Services,
                           Inc.  (Incorporated by reference to Exhibit 10.6 of INSpire's  Registration  Statement
                           on Form S-1, Registration No. 333-31173).
        10.7              --Amendment No. 1 to Claims Life Cycle Services  Agreement,  dated as of June 27,  1997
                           (Incorporated  by reference to  Exhibit 10.7  of INSpire's  Registration  Statement on
                           Form S-1, Registration No. 333-31173).
        10.8              --Policy Life Cycle Services Agreement,  effective as of August 15,  1996, by and among
                           INSpire,  Blanch Wholesale  Insurance  Services,  Inc., and Blanch Insurance Services,
                           Inc.  (Incorporated by reference to Exhibit 10.8 of INSpire's  Registration  Statement
                           on Form S-1, Registration No. 333-31173).




     Exhibit No.                                                Description
- ----------------------    ----------------------------------------------------------------------------------------
        10.9              --Form  of  Amendment No. 1  to  Policy Life Cycle Services Agreement,  effective as of
                           August 15, 1996  (Incorporated by reference  to Exhibit 10.9 of INSpire's Registration
                           Statement on Form S-1, Registration No. 333-31173).
        10.10             --Administration Services Agreement, effective as of March 12, 1996, by and among State
                           Corporation Commission of  the Commonwealth of  Virginia as Deputy  Receiver  for  HOW
                           Insurance Company, Home Warranty Corporation, and Home Owners Warranty Corporation, In
                           Receivership, and INSpire  (Incorporated by reference  to Exhibit 10.10  of  INSpire's
                           Registration Statement on Form S-1, Registration No. 333-31173).
        10.11             --Form  of   Indemnification   Agreement  with  a  schedule  of  director   signatories
                           (Incorporated  by reference to Exhibit 10.11  of INSpire's  Registration  Statement on
                           Form S-1, Registration No. 333-31173).
        10.12             --Employment  Agreement,  effective  as of July 1,  1997,  by and  between  INSpire and
                           F. George  Dunham,  III  (Incorporated  by  reference  to  Exhibit 10.12  of INSpire's
                           Registration Statement on Form S-1, Registration No. 333-31173).
        10.13             --Form of License  Agreement  (Incorporated  by reference to Exhibit 10.24 of INSpire's
                           Registration Statement on Form S-1, Registration No. 333-31173).
        10.14             --Building  Lease,  dated March 12,  1997,  between  SDS and  Riverview  Building,  LLC
                           (Incorporated  by reference to Exhibit  10.15 of INSpire's  Registration  Statement on
                           Form S-1, Registration No. 333-31173).
        10.15             --Form of System  Support  Agreement  (Incorporated  by reference to  Exhibit 10.25  of
                           INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
        10.16             --Form of Implementation Support Agreement  (Incorporated by reference to Exhibit 10.26 of INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
        10.17             --Form  of  Accelerated  Enhancement  Plan  Agreement  (Incorporated  by  reference  to
                           Exhibit 10.27   of  INSpire's   Registration   Statement  on  Form S-1,   Registration
                           No. 333-31173).
        10.18             --Form of Stock  Option  Agreement  (Incorporated  by  reference  to  Exhibit 10.29  of
                           INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
        10.19             --Consolidated Federal Income Tax Allocation Agreement effective January 1, 1994 by and between INSpire and Millers Mutual, as amended  by Addendum  No. 1  and Addendum No. 2 thereto  (Incorporated  by  reference  to  Exhibit  10.30  of  INSpire's  Registration
                           Statement on Form S-1, Registration No. 333-31173).
        10.20             --Form of Policy  Life Cycle Services  Agreement, effective as  of May 1, 1997,  by and between INSpire and  Millers Casualty (Incorporated  by reference to  Exhibit 10.31 of
                           INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
        10.21             --Form of Claims  Life Cycle Services  Agreement, effective as  of June 1, 1997, by and between INSpire and  Millers Casualty (Incorporated  by reference to  Exhibit 10.32 of
                           INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
        10.22             --Form of Employment  Agreement,  effective as of July 1,  1997, by and between INSpire and  Jeffrey W.  Robinson  (Incorporated  by reference to  Exhibit 10.35  of INSpire's
                           Registration Statement on Form S-1, Registration No. 333-1173).
        10.23             --Director Stock Option Plan  (Incorporated  by reference to Exhibit 10.36 of INSpire's
                           Registration Statement on Form S-1, Registration No. 333-31173).
        10.24             --Form of Director Stock Option  Agreement  (Incorporated by reference to Exhibit 10.37 of INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
        10.25             --Employee  Stock  Purchase  Plan   (Incorporated  by  reference  to  Exhibit 10.38  of
                           INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
        10.26             --Claims Administration Agreement, effective April 1, 1997, by and between INSpire  and the Specialty Personal Lines Division of Millers Mutual (Incorporated by reference  to
                           Exhibit  10.39  of  INSpire's  Registration Statement  on Form  S-1, Registration  No.
                           333-31173).



     Exhibit No.                                                Description
- ----------------------    ----------------------------------------------------------------------------------------
        10.27             --Form of  Management  Agreement,  effective  as of  January 1,  1996,  by and  between
                           INSpire and Millers Mutual  (Incorporated  by reference to  Exhibit 10.40 of INSpire's
                           Registration Statement on Form S-1, Registration No. 333-31173).
        10.28             --Service Contract,  effective as of  January 1, 1996,  by and between INSpire, Millers
                           Mutual and Millers  Casualty (Incorporated by  reference to Exhibit 10.41 of INSpire's
                           Registration Statement on Form S-1, Registration No. 333-31173).
        10.29             --Form of Service Contract,  effective as of December 1,  1996, by and between INSpire,
                           Millers Mutual and Millers  Casualty  (Incorporated  by reference to  Exhibit 10.42 of
                           INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
        10.30             --Form of  Information  Services  Contract,  effective as of  October 1,  1996,  by and between  INSpire,  Millers Mutual and Millers  Casualty  (Incorporated by reference to
                           Exhibit 10.43   of  INSpire's   Registration   Statement  on  Form S-1,   Registration
                           No. 333-31173).
        10.31             --Software  License and Support Services  Agreement,  dated October 29,  1997,  between
                           INSpire and Cover-All  Systems,  Inc.  (Incorporated  by reference to Exhibit 10.44 of
                           INSpire's Registration Statement on Form S-1, Registration No. 333-47413).
        10.32             --Form of  Contract to Provide  Services  and Acquire  License to Use  Software,  dated
                           December 29,   1997,   between  INSpire  and  Sul  America  Cia  Nacional  de  Seguros
                           (Incorporated  by reference to Exhibit  10.45 of INSpire's  Registration  Statement on
                           Form S-1, Registration No. 333-47413).
        10.33             --Form of Consulting  Agreement,  effective March 15,  1998, between INSpire and Stuart
                           Warrington  (Incorporated  by  reference to Exhibit  10.46 of  INSpire's  Registration
                           Statement on Form S-1, Registration No. 333-47413).
        10.34             --Form of Amendment No. 1 to Employment Agreement, dated and effective as of January 1,
                           1998, for  each of  F. George  Dunham, III  and Jeffrey  W. Robinson  (Incorporated by
                           reference  to  Exhibit  10.47  of  INSpire's  Registration  Statement  on   Form  S-1,
                           Registration No. 333-47413).
        10.35             --1998 Annual  Bonus Plan  (Incorporated  by  reference  to Exhibit  10.48 of INSpire's
                           Registration Statement on Form S-1, Registration No. 333-47413).
        10.36             --Form of Claims Administration Services Agreement, effective as of October 1, 1997, by and between INSpire, Millers Mutual and Millers Casualty (Incorporated by reference to
                           Exhibit 10.49  of  INSpire's  Registration  Statement  on  Form S-1,  Registration No.
                           333-47413).
        10.37             --Form of Policy Administration Services Agreement, effective as of October 1, 1997, by and between INSpire, Millers Mutual and Millers Casualty (Incorporated by reference to
                           Exhibit 10.50  of INSpire's  Registration  Statement  on  Form S-1,  Registration  No.
                           333-47413).
        10.38             --Form of Second  Amended  Information  Services  Contract,  effective as of October 1,
                           1997, by and between  INSpire,  Millers Mutual and Millers  Casualty  (Incorporated by
                           reference  to  Exhibit  10.51  of  INSpire's   Registration  Statement  on  Form  S-1,
                           Registration No. 333-47413).
        10.39             --Form of Amendment  No. 1 to  the Policy  Life  Cycle  Services  Agreement,  effective
                           October 1,  1997,  by  and  between  INSpire  and  Millers  Casualty (Incorporated  by
                           reference  to   Exhibit  10.52  of  INSpire's  Registration  Statement  on  Form  S-1,
                           Registration No. 333-47413).
        10.40             --Form of Amended  and  Restated  Benefits  Administration  Contract,  effective  as of
                           January 1,  1998, by and between INSpire and Millers Mutual (Incorporated by reference to Exhibit 10.54 of INSpire's  Registration  Statement on Form S-1,  Registration  No.
                           333-47413).
        10.41             --Employment  Agreement,  dated and  effective  as of  April 28,  1998,  by and between
                           INSpire and  William J.  Smith,  III  (Incorporated  by reference to  Exhibit 10.1  of
                           INSpire's Form 10-Q for the three months ended March 31, 1998, filed on May 14, 1998).




     Exhibit No.                                                Description
- ----------------------    ----------------------------------------------------------------------------------------
        10.42             --Second  Amended and  Restated  1997 Stock Option Plan  (Incorporated  by reference to
                           Exhibit 10.2 of INSpire's Form 10-Q for the three months ended March 31,  1998,  filed on May 14, 1998).
        10.43             --Form of First Amendment to the Director Stock Option Plan  (Incorporated by reference to  Exhibit 10.3  of INSpire's  Form 10-Q for the three months ended  March 31,  1998, filed on May 14, 1998).
        10.44             --Form of executive employment agreement (Incorporated by reference to Exhibit 10.46 of
                           INSpire's Form 10-K for the year ended December 31, 1998, filed on March 25, 1999).
        10.45             --Registration Rights Agreement, dated as of December 1, 1998 between INSpire  and AGIA
                           (Incorporated by reference  to Exhibit 10.2  of INSpire's  Form 8-K  dated December 1,
                           1998 and filed on December 14, 1998).
        10.46             --Option   Agreement,   dated  as  of  December 1,   1998,  between  INSpire  and  AGIA
                           (Incorporated  by reference to  Exhibit 10.1  of INSpire's Form 8-K dated  December 1,
                           1998 and filed on December 14, 1998).
        10.47             --Commercial  Lease  Agreement,  dated  November 13, 1998,  between IIS Realty Ltd. And
                           INSpire  (Incorporated  by reference to Exhibit  10.50 of Inspire's  Form 10-K for the year ended December 31, 1998, filed on March 25, 1999).
        10.48             --Lease, dated April 10, 1996, between ADI Arrow Partners,  L.P. and AGIA (Incorporated by reference to Exhibit 10.51 of INSpire's  Form 10-K for the year ended  December 31,
                           1998, filed on March 25, 1999.
        10.49             --Office  Lease,  dated  October  18,  1996,  between  Dr.  Peter  Schmalisch  and  SDS
                           (Incorporated  by reference to Exhibit 10.52 of INSpire's Form 10-K for the year ended
                           December 31, 1998, filed on March 25, 1999).
        10.50             --Amendment No. 1 to the Commercial  Lease  Agreement,  effective May 1, 1999,  between
                           IIS Realty Ltd. And INSpire (Incorporated by reference to Exhibit 10.50 of INSpire's
                           Form 10-K for the year ended December 31, 1999, filed on March 9, 2000).
        10.51             --Amendment  No. 2 to the  Commercial  Lease  Agreement,  effective  November  1, 1999, between IIS Realty  Ltd. And  INSpire  (Incorporated  by  reference  to  Exhibit 10.51 of INSpire's Form 10-K for the year ended December 31, 1999, filed on March 9, 2000).
        10.52             --Letter  agreement,  dated as of October  14,  1999,  between  INSpire  and Kenneth J.
                           Meister (Incorporated by  reference to Exhibit 10.52 of INSpire's  Form 10-K for the year ended December 31, 1999, filed on March 9, 2000).
        10.53             --Letter  agreement,  dated as of October  14,  1999,  between  INSpire  and William J.
                           Smith, III (Incorporated  by reference to  Exhibit 10.53 of INSpire's  Form 10-K  for the year ended December 31, 1999, filed on March 9, 2000).
        10.54             --Letter  agreement,  dated as of December  10,  1999,  between  INSpire and William J.
                           Smith, III (Incorporated  by reference to  Exhibit 10.54 of INSpire's  Form 10-K  for the year ended December 31, 1999, filed on March 9, 2000).
        10.55             --Master  Services  Agreement,  dated as of  December  30,  1999,  between  INSpire and
                           Millers American Group and its  affiliates (Incorporated by reference to Exhibit 10.55 of INSpire's Form 10-K for the year ended December 31, 1999, filed on March 9, 2000).
        10.56             --Employment Agreement, dated  and effective as  of September 4, 2000,  by  and between
                           INSpire and John F. Pergande.
         11               --Statement regarding Computation of Per Share Earnings.
         21               --Subsidiaries of the Registrant.
         23               --Consent of Deloitte & Touche LLP.
         24               --Power of Attorney (included on signature page of this Form 10-K).
