Form 10-Q
period 2001-03-31
INSPIRE INSURANCE SOLUTIONS INC
filed 2001-05-11
CIK 1042051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended....................................March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from..................to..............................

Commission file number.................................................000-23005

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

Yes  [X]   No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001: 18,771,621



                                      INDEX

                                                                                                    PAGE

PART I   FINANCIAL INFORMATION....................................................................       1

Item 1.  Financial Statements.....................................................................       1

         Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
         and December 31, 2000.....................................................................      1

         Condensed Consolidated Statements of Operations (Unaudited) for the three
         months ended March 31, 2001 and 2000......................................................      2

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the three
         months ended March 31, 2001 and 2000......................................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)..........................      4

         Independent Accountants' Report...........................................................      8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................      9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................     12


PART II - OTHER INFORMATION........................................................................     12

Item 1.   Legal Proceedings........................................................................     12

Item 6.   Exhibits and Reports on Form 8-K.........................................................     14


Signatures.........................................................................................     15

PART I  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                   INSPIRE INSURANCE SOLUTIONS, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           March 31,         December 31,
                                                                                             2001               2000
                                                                                           ---------         ------------
                                                                                          (unaudited)

                                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents......................................................    $    10,272,776   $   8,619,072
     Investments....................................................................                 --       4,867,269
     Accounts receivable, net.......................................................         15,171,491      19,761,284
     Income taxes receivable........................................................          1,303,294       1,882,467
     Deferred income taxes..........................................................          8,782,861       8,782,860
     Prepaid expenses and other current assets......................................          1,663,983       1,663,358
                                                                                        ---------------   -------------
           Total current assets.....................................................         37,194,405      45,576,310
Deferred income taxes...............................................................          8,657,498       7,060,939
Property and equipment, net (accumulated depreciation
  2001 $21,442,276; 2000 $20,494,450) ..............................................          7,292,393       7,863,203
Intangibles and other assets, net...................................................         37,267,187      37,391,191
                                                                                        ---------------   -------------
TOTAL ..............................................................................    $    90,411,483   $  97,891,643
                                                                                        ================  =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable...............................................................    $       972,949   $   2,924,290
     Accrued payroll and compensation...............................................          1,469,016       1,426,216
     Other accrued expenses.........................................................          7,631,388       9,580,427
     Unearned revenue...............................................................          7,748,595       7,286,896
     Deferred compensation..........................................................            497,032         821,855
                                                                                        ---------------   -------------
           Total current liabilities................................................         18,318,980      22,039,684
Deferred compensation...............................................................            367,616         370,229

CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued and outstanding .....................................                 --    --        --
     Common stock, $.01 par value; 50,000,000 shares
       authorized, 18,771,621 shares issued and outstanding
       in 2001; 19,138,001 shares issued and outstanding in 2000....................            191,380         191,380
     Additional paid-in capital.....................................................        113,994,356     113,729,020
     Treasury stock at cost.........................................................           (399,744)             --
     Accumulated deficit............................................................        (42,061,105)    (38,438,670)
                                                                                        ----------------  --------------
           Total shareholders' equity...............................................         71,724,887      75,481,730
                                                                                        ---------------   -------------
TOTAL...............................................................................    $    90,411,483   $  97,891,643
                                                                                        ================  =============


     See accompanying notes to condensed consolidated financial statements.



                                                   INSPIRE INSURANCE SOLUTIONS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                              2001              2000
                                                                                        ---------------   ----------

REVENUES:
     Outsourcing services...........................................................    $    17,419,626   $  32,800,954
     Software and software services.................................................          1,086,959       3,731,205
     Other..........................................................................            156,195         307,831
                                                                                        ---------------   -------------
          Total revenues............................................................         18,662,780      36,839,990
                                                                                        ---------------   -------------
EXPENSES:
    Cost of outsourcing services, net...............................................         17,893,118      25,238,516
    Cost of software and software services, net.....................................            763,623       2,580,301
    Cost of other revenues..........................................................             18,974         118,526
    Selling, general and administrative.............................................          2,840,207       3,419,962
    Research and development, net...................................................            496,860         919,447
    Severance expense...............................................................             83,769          78,697
    Depreciation and amortization...................................................          1,704,615       2,113,010
    Bad debt expense................................................................            150,000              --
    Litigation expense..............................................................             82,918              --
                                                                                        ---------------   -------------
          Total expenses............................................................         24,034,084      34,468,459
                                                                                        ---------------   -------------
OPERATING INCOME (LOSS).............................................................         (5,371,304)      2,371,531
OTHER INCOME:
    Interest income.................................................................            221,112         185,583
                                                                                        ---------------   -------------
          Total other income........................................................            221,112         185,583
                                                                                        ---------------   -------------
INCOME (LOSS) BEFORE INCOME TAX AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE...............................................................         (5,150,192)      2,557,114
INCOME TAX BENEFIT (EXPENSE)........................................................          1,596,559      (1,001,188)
                                                                                        ---------------   -------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........................         (3,553,633)      1,555,926
Cumulative effect of change in accounting for outsourcing services, net of
  $2,184,241 tax benefit............................................................                 --      (4,861,698)
                                                                                        ---------------   --------------
NET LOSS............................................................................    $    (3,553,633)  $  (3,305,772)
                                                                                        ===============   =============

SHARES OUTSTANDING (BASIC AND DILUTED)..............................................         18,771,621      19,032,051
                                                                                        ===============   =============

EARNINGS PER COMMON SHARE (BASIC AND DILUTED):
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........................    $         (0.19)  $        0.08
Cumulative effect of change in accounting for outsourcing services, net of $2,184,241 income
   tax benefit......................................................................    $            --   $      (0.25)
                                                                                        ---------------   ------------
NET LOSS............................................................................    $         (0.19)  $      (0.17)
                                                                                        ===============   ============


     See accompanying notes to condensed consolidated financial statements.



                                                   INSPIRE INSURANCE SOLUTIONS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                Three months ended
                                                                                                     March 31,
                                                                                       ------------------------------------
                                                                                             2001               2000
                                                                                       ----------------   -----------------

OPERATING ACTIVITIES:
   Net loss........................................................................    $     (3,553,633)  $     (3,305,772)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
   Depreciation and amortization...................................................           1,704,615          2,113,010
   Deferred income taxes...........................................................          (1,596,559)                --
   Bad debt expense................................................................             150,000                 --
   Cumulative effect of accounting change..........................................                  --          4,861,698
   Change in operating assets and liabilities:
     Accounts receivable...........................................................           4,439,793         (2,623,727)
     Unbilled receivables..........................................................                  --          4,114,646
     Prepaid expenses and other current assets.....................................                (625)           261,127
     Other assets..................................................................              (4,660)            37,111
     Accounts payable..............................................................          (1,951,341)          (694,172)
     Accrued payroll and compensation..............................................              42,800            478,942
     Other accrued expenses........................................................          (1,949,038)          (117,323)
     Unearned revenue..............................................................             461,699          1,180,050
     Income taxes payable/receivable...............................................             579,173          5,523,140
     Deferred compensation.........................................................             (62,099)          (113,894)
                                                                                       ----------------   ----------------
Net cash provided (used) by operating activities...................................          (1,739,875)        11,714,836
                                                                                       ----------------   ----------------

INVESTING ACTIVITIES:
   Purchases of property and equipment.............................................            (369,259)          (425,258)
   Sale of investments.............................................................           4,867,269          6,172,468
   Capitalized research and development costs......................................             (13,336)          (128,766)
   Deferred contract costs.........................................................            (622,549)        (7,042,106)
                                                                                       ----------------   -----------------
Net cash provided (used) by investing activities...................................           3,862,125         (1,423,662)
                                                                                       ----------------   ----------------

FINANCING ACTIVITIES:
   Treasury stock purchases........................................................            (399,744)                --
   Proceeds from exercises under stock plans, net..................................             (68,802)           121,100
                                                                                       -----------------  ----------------
Net cash provided (used) by financing activities...................................            (468,546)           121,100
                                                                                       -----------------  ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................           1,653,704         10,412,274
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD.......................................................................           8,619,072            899,032
                                                                                       ----------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................    $     10,272,776   $     11,311,306
                                                                                       ================   ================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes refunded, net......................................................    $        576,773   $      4,522,333
                                                                                       ================   ================




     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General - INSpire Insurance Solutions, Inc. and subsidiary ("INSpire" or the "Company") is a provider of policy and claims administration solutions, including outsourcing services and software products, to the property and casualty ("P&C") insurance industry. The Company sells its services and products directly to the customer. The majority of sales are in North America.

         Unaudited Interim Condensed Consolidated Financial Statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented herein have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 2001. The independent accountants' review report of Deloitte & Touche LLP is included in Part I, Item 1 of this report.

         The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K (File No. 000-23005).

         Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

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

         Net Loss Per Share - Net loss per share of the Company is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share considers the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. The weighted average number of shares (basic and diluted) was 18,771,621 and 19,032,051 for the three months ended March 31, 2001 and 2000, respectively. Outstanding options totaling 2,947,565 and 2,873,467 were considered to be anti-dilutive and are excluded from the calculation of net income (loss) per share (diluted) for the quarters ended March 31, 2001 and 2000, respectively. The weighted average number of shares amounts have been adjusted to reflect all stock splits in the form of stock dividends.

2.       RELATED PARTY TRANSACTIONS

         The Company provides outsourcing services and software and software services to The Millers Insurance Company ("Millers Insurance"), a shareholder of the Company, The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, and Millers American Group, Inc. ("Millers American"), of which Millers Insurance is an indirect wholly-owned subsidiary, under the terms of various agreements. On December 30, 1999, INSpire and various Millers American subsidiaries entered into a five-year Master Services Agreement that superceded existing outsourcing services agreements with Millers Insurance and Millers Casualty. For the three months ended March 31, 2001 and 2000, under such agreements, the Company earned total fees of $5,250,098 and $6,649,660, respectively. On April 11, 2001 the Company received written notice from Millers American that Millers General Agency would bring their claims processing back in-house. The Company is still reviewing its options under the Master Services Agreement and cannot determine, at this time, the impact of the proposed change. Effective February 1, 2001, the Company renegotiated the IT Service component of the above mentioned Master Service Agreement. The result of this new agreement will reduce the Company's revenue by approximately $807,000 for the period from February 1, 2001 through December 31, 2001. On September 14, 2000, INSpire received written notice from Millers American that Millers American will seek to sell three lines of business and three other insurance relationship programs will be terminated. Since receiving this notice the three lines of business have been sold to an existing customer of INSpire. The customer has indicated that it intends for INSpire to continue to service these lines of business. The termination of the remaining three lines will reduce Millers American's need for policy administration, claims administration and other services currently provided by INSpire. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease in services to Millers American will have a material adverse impact on the Company's results of operations in the future. Millers American is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, it is uncertain at this time what the impact will be if the contract with Millers American is renegotiated.

         On September 1, 1999, INSpire entered into an Asset and Employee Transfer Agreement with Millers American (the "Phoenix Acquisition"), pursuant to which INSpire agreed to acquire from Millers American for $3,500,000 certain assets and employees used in the conduct of its policy and claims administration with respect to its policies written by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), a wholly-owned subsidiary of Millers American. In conjunction with this transaction, INSpire entered into a Service Addendum to the Company's Master Services Agreement with Millers American to provide certain policy and claims administration services with respect to the Phoenix Indemnity book of business for a period of ten years beginning September 1, 1999.

         Effective January 1, 1998, the Company and Millers Insurance entered into an agreement whereby the Company provides employee benefits administration services to Millers Insurance and Millers Casualty for a monthly fee of $15,000. As of December 31, 2000, Millers American terminated this arrangement. Total fees earned under this agreement were $45,000 for the three months ended March 31, 2000.

         There was a receivable due from Millers American of approximately $3,300,000 and $6,620,000 as of March 31, 2001 and 2000, respectively. The receivable of $3,300,000 due from Millers American represented 13.8% of the Company's accounts receivable at March 31, 2001. Of the receivable due from Millers American, 37.1% was over 90 days past due. The receivable balance as of March 31, 2001 declined approximately $2,938,000 from the receivable balance as of December 31, 2000 of approximately $6,238,000 due to collections during the quarter ended March 31, 2001. The Company is unable to ascertain with any degree of certainty whether the Company will experience continued difficulties associated with the collection of the past due receivable from Millers American, and the inability to collect the receivable would have a material adverse effect on the Company's results of operations, financial condition and cash flows.

         The Company provides software and software services to InsureZone which is 42% owned by Buena Venture Associates, a 12.6% shareholder of the Company. For the three months ended March 31, 2001, INSpire earned approximately $15,000 in revenue from license fees and services performed. There was a receivable due from InsureZone of approximately $448,000 as of March 31, 2001.

         INSpire's headquarters is located in a building owned by a partnership which is owned by certain current and former members of the Company's Board of Directors. For each of the three months ended March 31, 2001 and 2000, INSpire incurred $258,760 of rental expense under this agreement.

3.   CONTINGENCIES

         In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for WPC and other software products and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that INSpire did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by INSpire's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. On December 21, 1999, INSpire filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, restricting the surety from paying $3.7 million to Sul America until a final decision is rendered in the ordinary lawsuit to be filed. The case is now entering the evidentiary phase. The Company intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

         On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff sought monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, were filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed, and the consolidation action has been transferred to the Fort Worth Division. The Company, together with the other defendants, filed a motion to dismiss. In March 2001, the Court granted the Company's motion to dismiss. As a result, an order has been entered dismissing the case without prejudice and giving the Plaintiffs leave to amend their lawsuit. The lawsuit has not yet been refiled with the courts; therefore, the ultimate outcome of this matter cannot presently be determined.

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

         On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family is seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty, and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead General Insurance Agency, Inc, ("Arrowhead") and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. This case has been settled and the Company has been dismissed. The formal dismissal has not yet been issued.

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

         Jeffrey W. Robinson, former President and Chief Operating Officer and a director of the Company, instituted a lawsuit against the Company captioned Jeffrey W. Robinson vs. INSpire Insurance Solutions, Inc., Civil Action No. 141-185796-00, District Court of Tarrant County, Texas, 141st District. The lawsuit involved an employment agreement (the "Robinson Employment Agreement"), by and between Mr. Robinson and the Company, which commenced on July 1, 2000. In his complaint, Mr. Robinson requested severance payment and compensation in the amount equal to the salary he would have been paid through July 1, 2003 (estimated at $475,000), a declaration by the court that implies any reasonable terms if portions of the Robinson Employment Agreement are found to be ambiguous, actual damages resulting from the Company's alleged anticipatory breach of the Robinson Employment Agreement, Mr. Robinson's attorney's fees, costs of the lawsuit and pre-judgement and post-judgement interest as allowed by law. On May 2, 2001, the Company settled this case for a total of $425,000. In conjunction with the settlement, Mr. Robinson submitted his resignation from the Company's Board of Directors.

         On February 6, 2001, INSpire Insurance Solutions filed suit against Motors Insurance Company ("MIC") and General Motors Acceptance Corporation ("GMAC") alleging breach of contract under three separate agreements claiming damages of $3,036,925, $405,000, and $373,000, respectively. On April 11, 2001,
MIC and GMAC filed an answer and counterclaim against INSpire alleging they received no working software and are seeking amounts paid to INSpire (approximately $9.4 million), treble damages and court costs. The ultimate outcome of this matter cannot presently be determined.

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

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas


         We have reviewed the accompanying condensed consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 5, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Fort Worth, Texas
April 23, 2001

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:


                                                                                           Three months ended
                                                                                               March 31,
                                                                                            2001        2000
                                                                                           -------     -------

REVENUES:
     Outsourcing services...........................................................         93.3%       89.0%
     Software and software services.................................................          5.8        10.1
     Other..........................................................................          0.9         0.9
                                                                                         --------    --------
          Total revenues............................................................        100.0       100.0
                                                                                         --------    --------
EXPENSES:
    Cost of outsourcing services, net...............................................         95.9        68.5
    Cost of software and software services..........................................          4.1         7.0
    Cost of other revenues..........................................................          0.1         0.3
    Selling, general and administrative.............................................         15.1         9.2
    Research and development, net...................................................          2.7         2.5
    Severance expense...............................................................          0.5         0.2
    Depreciation and amortization...................................................          9.2         5.7
    Bad debt expense................................................................          0.8         0.0
    Litigation expense..............................................................          0.4         0.0
                                                                                         --------    --------
          Total expenses............................................................        128.8        93.6
                                                                                         --------    --------
OPERATING INCOME (LOSS).............................................................        (28.8)        6.4
OTHER INCOME........................................................................          1.2         0.5
                                                                                         --------    --------
INCOME (LOSS) BEFORE INCOME TAX AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE...............................................................        (27.6)        6.9
INCOME TAX BENEFIT (EXPENSE)........................................................          8.6        (2.7)
                                                                                         --------    --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........................        (19.0)        4.2
Cumulative effect of change in accounting for outsourcing services, net of income
     tax benefit....................................................................           --       (13.2)
                                                                                         --------    ---------
NET LOSS............................................................................        (19.0)%      (9.0)%
                                                                                         ========    =========


Recent Developments

         On May 7, 2001, the Company reduced its workforce by approximately 12% through an enterprise-wide layoff. The charge related to the employee layoffs was approximately $0.3 million. The positive expense impact from the reduced salaries for the remaining eight months of 2001 will be approximately $2.4 million. The impact on benefits, overhead, and other expenses has not yet been determined.

         On May 2, 2001, the Company settled its lawsuit with Jeffrey W. Robinson, the Company's former President and Chief Operating Officer, and board member, for $425,000. In conjunction with the settlement, Mr. Robinson submitted his resignation from the Company's Board of Directors.

         On April 11, 2001, Motors Insurance Company ("MIC"), a division of General Motors Acceptance Corporation, filed an answer and a counterclaim to the Company's suit, filed February 6, 2001, which requested payment for past due invoices. The counterclaim alleges MIC received no working software and is seeking return of amounts paid to the Company (approximately $9.4 million), treble damages and court costs. The ultimate outcome of this matter cannot presently be determined.

Comparison of the Three Months Ended March 31, 2001 and 2000

         Revenues. Total revenues were $18.7 million for the three months ended March 31, 2001 compared to $36.8 million for the three months ended March 31, 2000, a decrease of $18.1 million or 49.3%. Outsourcing services revenues were $17.4 million for the three months ended March 31, 2001 compared to $32.8 million for the three months ended March 31, 2000, a decrease of $15.4 million or 46.9%. The decrease in outsourcing services revenue is due primarily to the termination of both the Island Group and Robert Plan contracts. This decrease is further caused by contractual rate decreases on two contracts and the reduction in Millers American business. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, these reductions will continue to have a material adverse impact on the Company's results of operations. Millers American is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, it is uncertain at this time what the impact will be if the contract with Millers American is renegotiated. The Company's three largest customers, Arrowhead, Millers Insurance, and Clarendon accounted for approximately 42%, 28%, and 11%, respectively, of the Company's revenue for the three months ended March 31, 2001, and approximately 22%, 18%, and 6%, respectively, for the three months ended March 31, 2000. Software and software services revenues were $1.1 million for the three months ended March 31, 2001 compared to $3.7 million for the three months ended March 31, 2000, a decrease of $2.6 million or 70.9%. The decrease in software and software services revenues is primarily attributable to the decision the Company made in December 1999 to discontinue efforts directed toward increasing licensed software packages and services in order to focus on its outsourcing business.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $18.7 million for the three months ended March 31, 2001 compared to $27.9 million for the three months ended March 31, 2000, a decrease of $9.2 million or 33.2%. Cost of outsourcing services was $17.9 million for the three months ended March 31, 2001 compared to $25.2 million for the three months ended March 31, 2000, a decrease of $7.3 million or 29.1%. This decrease is primarily attributable to a decrease in staffing, equipment and data processing costs as a result of the termination of both the Island Group and Robert Plan contracts. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 102.7% for the three months ended March 31, 2001 from 76.9% for the three months ended March 31, 2000. This increase is primarily a result of the above mentioned decreases in revenue from Millers American and the contractual rate decreases without a proportional decrease in the costs incurred to provide outsourcing services under these contracts. Cost of software and software services was $764,000 for the three months ended March 31, 2001 compared to $2.6 million for the three months ended March 31, 2000, a decrease of $1.8 million or 70.4%. This decrease is primarily attributable to the decision to discontinue efforts directed toward increasing licensed software packages and services. Cost of software and software services as a percentage of software and software services revenues increased to 70.3% for the three months ended March 31, 2001 from 69.1% for the three months ended March 31, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $2.8 million for the three months ended March 31, 2001 compared to $3.4 million for the three months ended March 31, 2000, a decrease of $600,000 or 17.2%. Selling, general and administrative expenses as a percentage of total revenues increased to 15.2% for the three months ended March 31, 2001 from 9.3% for the three months ended March 31, 2000. This increase is due to a decrease in total revenues without a decrease in the costs incurred for selling, general and administrative functions for the Company.

         Research and Development. Research and development expense was $497,000 for the three months ended March 31, 2001 compared to $919,000 for the three months ended March 31, 2000, a decrease of $422,000 or 45.9%. This decline is primarily due to a reduction of staff and consultants. Research and development expense for the three months ended March 31, 2001 and 2000 is net of capitalized software development costs of approximately $13,000 and $129,000, respectively.

         Depreciation and Amortization. Depreciation and amortization expense was $1.7 million for the three months ended March 31, 2001 compared to $2.1 million for the three months ended March 31, 2000, a decrease of approximately $400,000 or 19.3%. This decline is primarily due to the impairment of intangible and other assets associated with the termination of both the Island Group and Robert Plan contracts. As a result of these write-offs depreciation or amortization was not required for the assets associated with the two contracts.

         Cumulative Effect of Change in Accounting Principal. For the three months ended March 31, 2000 the Company incurred a $4.9 million charge for the cumulative effect of an accounting change, which resulted from the adoption of Staff Accounting Bulletin 101 - "Revenue Recognition in Financial Statements."

         Other Income. Other income, consisting principally of investment income, increased to $221,000 for the three months ended March 31, 2001 from $186,000 for the three months ended March 31, 2000.

         Net Loss. Net loss was $3.6 million, or $0.19 per basic and diluted share, for the three months ended March 31, 2001 compared to net loss of $3.3 million, or $0.17 per basic and diluted share, for the three months ended March 31, 2000. Excluding the impact resulting from the $4.9 million of cumulative effect of change in accounting expense discussed above, net income would have been approximately $1.6 million or $0.08 per basic and diluted share for the three months ended March 31, 2000.

Liquidity and Capital Resources

         Cash, cash equivalents and investments totaled $10.3 million as of March 31, 2001 compared to $13.5 million as of December 31, 2000, a decrease of $3.2 million. The decrease is primarily attributable to (i) $1.7 million of cash used by operating activities, (ii) $370,000 of cash used for purchases of property and equipment, and (iii) $636,000 of cash used for deferred contract costs and capitalized research and development costs.

         The Company incurred negative net cash flows due to declining revenues without a proportional decrease in expenses and delayed collections on significant receivable balances. The Company will continue to experience material declines in future revenues due to the expected continued decline in the Company's outsourcing business with Millers American and the termination of both the Island Group and Robert Plan contracts. If the Company is unable to replace its declining revenues, or to proportionately reduce its expenses, or continues to experience delays in collection of receivables, the Company's liquidity will be adversely affected. At the rate of cash utilization in the first quarter of 2001, the Company has nine months of cash on hand as of March 31, 2001. The Company has taken, and will continue to take aggressive steps to reduce the cash utilization rate. The most significant of these steps was the workforce reduction announced on May 7, 2001, whereby the Company reduced its headcount by approximately 12%. The charge related to the employee layoffs will be approximately $0.3 million, taken against second quarter earnings. The positive expense impact from the reduced salaries for the remaining eight months of 2001 will be approximately $2.4 million. The impact on benefits, overhead, and other expenses has not yet been determined. There are risks associated with these steps which include the risk that expense reductions implemented by the Company are not sufficient in scope to enable the Company to meet its short-term liquidity requirements, or that revenue shortfalls continue at a level that remain disproportionately greater than the expense savings achieved, in which case the Company's ability to meet its short-term liquidity requirements would be adversely affected. While the Company has intentions to seek outside financing to address its potential cash needs, in light of its current financial condition and recent results, and the currently constrained debt markets, there is no assurance that the Company can obtain outside financing. The Company's liquidity difficulties could increase with the loss of any additional client. There can be no assurance that the steps being undertaken by the Company to address its present liquidity difficulties will be adequate or that the Company can successfully manage its current liquidity requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2001.

PART II  OTHER INFORMATION

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

         On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family is seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty, and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit are based on an agency agreement by and between Arrowhead General Insurance Agency, Inc, ("Arrowhead") and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. This case has been settled and the Company has been dismissed. The formal dismissal has not yet been issued.

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

         Jeffrey W. Robinson, former President and Chief Operating Officer and a director of the Company, has instituted a lawsuit against the Company captioned Jeffrey W. Robinson vs. INSpire Insurance Solutions, Inc., Civil Action No. 141-185796-00, District Court of Tarrant County, Texas, 141st District. The lawsuit involves an employment agreement (the "Robinson Employment Agreement"), by and between Mr. Robinson and the Company, which commenced on July 1, 2000. In his complaint, Mr. Robinson requests severance payment and compensation in the amount equal to the salary he would have been paid through July 1, 2003 (estimated at $475,000), a declaration by the court that implies any reasonable terms if portions of the Robinson Employment Agreement are found to be ambiguous, actual damages resulting from the Company's alleged anticipatory breach of the Robinson Employment Agreement, Mr. Robinson's attorney's fees, costs of the lawsuit and pre-judgement and post-judgement interest as allowed by law. On May 2, 2001, the Company settled this case for a total of $425,000. In conjunction with the settlement, Mr. Robinson submitted his resignation from the Company's Board of Directors.

         On February 6, 2001 INSpire Insurance Solutions filed suit against Motors Insurance Company ("MIC") and General Motors Acceptance Corporation ("GMAC") alleging breach of contract under three separate agreements claiming damages of $3,036,925, $405,000, and $373,000, respectively. On April 11, 2001,
MIC and GMAC filed an answer and counterclaim against INSpire alleging they received no working software and are seeking amounts paid to INSpire (approximately $9.4 million), treble damages and court costs. The ultimate outcome of this matter cannot presently be determined.

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

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re: Unaudited Interim Financial Information.

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 2001

                                  INSPIRE INSURANCE SOLUTIONS, INC.

                                  /s/ JOHN F. PERGANDE
                                  --------------------------------
                                  John F. Pergande
                                  Chairman of the Board and Chief
                                  Executive Officer (principal executive
                                  officer)

                                  /s/ PATRICK E. GRADY
                                  --------------------------------
                                  Patrick E. Grady
                                  Chief Financial Officer
                                  (principal financial officer)

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