Form 10-Q
period 2001-06-30
INSPIRE INSURANCE SOLUTIONS INC
filed 2001-08-14
CIK 1042051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended.....................................June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from....................to............................

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

Yes  [X]   No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001: 18,987,482


                                      INDEX
                                                                                                      PAGE
                                                                                                      ----

PART I - FINANCIAL INFORMATION....................................................................       1

Item 1.  Financial Statements.....................................................................       1

         Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
         and December 31, 2000.....................................................................      1

         Condensed Consolidated Statements of Operations (Unaudited) for the three
         months and six months ended June 30, 2001 and 2000........................................      2

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the six
         months ended June 30, 2001 and 2000.......................................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)..........................      4

         Independent Accountants' Report...........................................................      9

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................     10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................     14


PART II - OTHER INFORMATION........................................................................     14

Item 1.   Legal Proceedings........................................................................     14

Item 4.   Submission of Matters to a Vote of Security Holders......................................     16

Item 5.   Other Information........................................................................     17

Item 6.   Exhibits and Reports on Form 8-K.........................................................     17

Signatures.........................................................................................     18


PART I  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        INSPIRE INSURANCE SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            June 30,          December 31,
                                                                                               2001              2000
                                                                                        ------------      ----------------
                                                                                          (unaudited)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents......................................................    $     8,294,627   $   8,619,072
     Investments....................................................................            489,011       4,867,269
     Interest receivable............................................................             22,276              --
     Accounts receivable, net (allowance for doubtful
       accounts 2001 - $8,745,961; 2000 - $8,663,699)...............................         12,376,407      19,761,284
     Income taxes receivable........................................................          1,312,486       1,882,467
     Deferred income taxes..........................................................          8,782,861       8,782,860
     Prepaid expenses and other current assets......................................          1,301,612       1,663,358
                                                                                        ---------------   -------------
           Total current assets.....................................................         32,579,280      45,576,310
Deferred income taxes...............................................................         10,363,043       7,060,939
Property and equipment, net (accumulated depreciation
  2001 - $22,410,361; 2000 - $20,494,450) ..........................................          6,818,535       7,863,203
Intangibles and other assets, net...................................................         36,830,637      37,391,191
                                                                                        ---------------   -------------
TOTAL ..............................................................................    $    86,591,496   $  97,891,643
                                                                                        ================  =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable...............................................................    $     1,222,304   $   2,924,290
     Accrued payroll and compensation...............................................          1,519,964       1,426,216
     Other accrued expenses.........................................................          7,420,864       9,580,427
     Unearned revenue...............................................................          7,625,157       7,286,896
     Deferred compensation..........................................................            497,236         821,855
                                                                                        ---------------   -------------
           Total current liabilities................................................         18,285,525      22,039,684
Deferred compensation...............................................................            364,951         370,229

CONTINGENCIES (NOTE 3)

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares
       authorized, none issued and outstanding .....................................                 --              --
     Common stock, $.01 par value; 50,000,000 shares
       authorized, 18,796,186 shares issued and outstanding
       in 2001; 19,138,001 shares issued and outstanding in 2000....................            191,380         191,380
     Additional paid-in capital.....................................................        113,994,356     113,729,020
     Treasury stock at cost.........................................................           (399,744)             --
     Accumulated deficit............................................................        (45,844,972)    (38,438,670)
                                                                                        ----------------  --------------
           Total shareholders' equity...............................................         67,941,020      75,481,730
                                                                                        ---------------   -------------
TOTAL...............................................................................    $    86,591,496   $  97,891,643
                                                                                        ================  =============


     See accompanying notes to condensed consolidated financial statements.


                                          INSPIRE INSURANCE SOLUTIONS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three months ended                 Six months ended
                                                          June 30,                          June 30,
                                                 ----------------------------     ----------------------------

                                                     2001            2000             2001            2000
                                                 -------------  -------------     -------------  -------------
REVENUES:
  Outsourcing services ......................... $  16,298,141  $  32,069,061       $33,717,767  $  64,870,015
  Software and software services ...............     1,377,540      2,162,792         2,464,499      5,893,997
  Other ........................................       359,617        359,750           515,813        667,581
                                                 -------------  -------------     -------------  -------------
       Total revenues ..........................    18,035,298     34,591,603        36,698,079     71,431,593
                                                 -------------  -------------     -------------  -------------

EXPENSES:
  Cost of outsourcing services, net.............    16,635,711     26,188,277        34,528,829     52,801,400
  Cost of software and software services, net...       647,562      1,270,704         1,411,185      3,392,803
  Cost of other revenues........................       140,787        135,605           159,761        254,131
  Selling, general and administrative...........     3,100,541      2,434,403         5,940,610      5,243,429
  Research and development, net.................       427,266        311,789           924,125        925,768
  Severance expense.............................       283,642      1,350,594           367,410      1,429,291
  Depreciation and amortization.................     1,760,838      2,207,764         3,465,453      4,320,774
  Bad debt expense..............................       147,800             30           297,800             30
  Litigation expense............................       484,345             --           567,264             --
                                                 --------------   -----------     -------------   ------------
        Total expenses..........................    23,628,492     33,899,166        47,662,437     68,367,626
                                                 --------------   -----------     -------------   ------------
OPERATING INCOME (LOSS).........................    (5,593,194)       692,437       (10,964,358)     3,063,967
OTHER INCOME:
  Interest income...............................       103,643        180,768           324,755        366,351
                                                 --------------   -----------     -------------   ------------
  Total other income............................       103,643        180,768           324,755        366,351
                                                 --------------   -----------     -------------   ------------
INCOME (LOSS) BEFORE INCOME
   TAX AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE.........................    (5,489,551)       873,205       (10,639,603)     3,430,318
INCOME TAX BENEFIT (EXPENSE)....................     1,705,545       (367,000)        3,302,104     (1,368,600)
                                                 -------------  -------------     -------------  -------------
INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE..................    (3,784,006)       506,205        (7,337,499)     2,061,718
Cumulative effect of change in accounting for
   outsourcing services, net of $2,184,241
   income tax benefit...........................            --             --                --     (4,861,698)
                                                 -------------  -------------     -------------  -------------
NET INCOME (LOSS)............................... $  (3,784,006) $     506,205     $  (7,337,499) $  (2,799,980)
                                                 =============  =============     =============  =============
NET INCOME (LOSS) PER SHARE (BASIC)............. $       (0.20) $        0.03     $       (0.39) $       (0.15)
                                                 =============  =============     =============  =============
NET INCOME (LOSS) PER SHARE (DILUTED)........... $       (0.20) $        0.03     $       (0.39) $       (0.15)
                                                 =============  =============     =============  =============


     See accompanying notes to condensed consolidated financial statements.


                                          INSPIRE INSURANCE SOLUTIONS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                              Six months ended
                                                                                                   June 30,
                                                                                       --------------------
                                                                                             2001          2000
                                                                                       -------------   -------------


OPERATING ACTIVITIES:
   Net loss.....................................................................       $ (7,337,499)   $  (2,799,980)
   Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation and amortization..............................................          3,465,453        4,320,775
     Deferred income taxes......................................................         (3,302,104)              --
     Bad debt expense...........................................................            297,800               --
     Cumulative effect of accounting change.....................................                 --        4,861,698
   Change in operating assets and liabilities:
       Accounts receivable......................................................          7,087,076       (4,162,559)
       Unbilled receivables.....................................................                           4,520,828
       Prepaid expenses and other current assets................................            361,746           59,242
       Other assets.............................................................             41,484          138,761
       Accounts payable.........................................................         (1,701,986)      (1,573,752)
       Accrued payroll and compensation.........................................             93,748          669,466
       Other accrued expenses...................................................         (2,159,563)      (3,653,688)
       Unearned revenue.........................................................            338,261          412,498
       Income taxes payable/receivable..........................................            569,981        5,888,912
       Deferred compensation....................................................            (64,560)        (101,167)
       Interest receivable......................................................            (22,276)              --
                                                                                       ------------    -------------
Net cash provided (used) by operating activities................................         (2,332,437)       8,581,034
                                                                                       -------------   -------------

INVESTING ACTIVITIES:
   Purchases of property and equipment..........................................           (796,531)      (1,029,785)
   Sale of investments..........................................................          4,378,258        5,024,852
   Capitalized research and development costs...................................            (13,336)        (401,732)
   Deferred contract costs......................................................         (1,091,853)      (8,505,491)
                                                                                       ------------    -------------
Net cash provided (used) by investing activities................................          2,476,539       (4,912,156)
                                                                                       ------------    -------------

FINANCING ACTIVITIES:
    Treasury stock purchases                                                               (399,744)              --
    Proceeds from exercises under stock plans, net..............................            (68,802)         121,100
                                                                                       ------------    -------------
Net cash provided (used) by financing activities................................           (468,546)         121,100
                                                                                       ------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................           (324,445)       3,789,978
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD....................................................................          8,619,072          899,032
                                                                                       ------------    -------------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD.....................................       $  8,294,627     $  4,689,010
                                                                                       ============    =============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes refunded, net...................................................       $   (607,581)    $ (4,520,696)
                                                                                       ============    =============



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

         Income Taxes - The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the year in deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

         Net Income or Loss Per Share - Net income or loss per share of the Company is computed by dividing net income or loss by the weighted average number of shares outstanding. Diluted net loss per share considers the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. The weighted average number of shares (basic and diluted) was 18,796,186 for the three months ended June 30, 2001. The weighted average number of shares (basic) was 19,138,001 and (diluted) was 19,605,506 for the three month period ended June 30, 2000. The weighted average number of shares (basic and diluted) was 18,791,572 and 19,085,026 for the six months ended June 30, 2001 and 2000, respectively. Outstanding options totaling 2,448,751 and 2,460,641 were considered to be anti-dilutive and are excluded from the calculation of net income (loss) per share (diluted) for the quarters ended June 30, 2001 and 2000, respectively. The weighted average number of shares amounts have been adjusted to reflect all stock splits in the form of stock dividends.

2.       RELATED PARTY TRANSACTIONS

     The Company provides outsourcing services and software and software services to The Millers Insurance Company ("Millers Insurance"), a shareholder of the Company, The Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, and Millers American Group, Inc. ("Millers"), of which Millers Insurance is an indirect wholly-owned subsidiary, under the terms of various agreements. On December 30, 1999, INSpire and various Millers subsidiaries entered into a five-year Master Services Agreement that superceded existing outsourcing services agreements with Millers Insurance and Millers Casualty. For the six months ended June 30, 2001 and 2000, under such agreements, the Company earned total fees of $10,210,878 and $12,942,579, respectively. On April 11, 2001, the Company received written notice from Millers that Millers General Agency would bring their claims processing back in-house. The Company is still reviewing its options under the Master Services Agreement and cannot determine, at this time, the impact of the proposed change. Effective February 1, 2001, the Company renegotiated the IT Service component of the above mentioned Master Service Agreement. The result of this new agreement will reduce the Company's revenue by approximately $807,000 for the period from February 1, 2001 through December 31, 2001. On September 12, 2000, INSpire received written notice from Millers that they would seek to sell three lines of business and three other insurance relationship programs would be terminated. Since receiving this notice, one line of business has been sold. The termination of this line will reduce Millers' need for policy administration, claims administration and other services currently provided by INSpire. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease in services to Millers will have a material adverse impact on the Company's results of operations in the future. Millers is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, it is uncertain at this time what the impact will be if the contract with Millers is renegotiated.

     On September 1, 1999, INSpire entered into an Asset and Employee Transfer Agreement with Millers (the "Phoenix Acquisition"), pursuant to which INSpire agreed to acquire from Millers for $3,500,000 certain assets and employees used in the conduct of its policy and claims administration with respect to its policies written by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), a wholly-owned subsidiary of Millers. In conjunction with this transaction, INSpire entered into a Service Addendum to the Company's Master Services Agreement with Millers to provide certain policy and claims administration services with respect to the Phoenix Indemnity book of business for a period of ten years beginning September 1, 1999.

     Effective January 1, 1998, the Company and Millers Insurance entered into an agreement whereby the Company provides employee benefits administration services to Millers Insurance and Millers Casualty for a monthly fee of $15,000. As of December 31, 2000, Millers terminated this arrangement. Total fees earned under this agreement were $90,000 for the six months ended June 30, 2000.

     There was a receivable due from Millers of approximately $3,066,947 and $10,352,904 as of June 30, 2001 and 2000, respectively. The receivable of $3,066,947 due from Millers represented 14.5% of the Company's accounts receivable at June 30, 2001. Of the receivable due from Millers, 37.2% was over 90 days past due. The receivable balance as of June 30, 2001 declined approximately $3,171,000 from the receivable balance as of December 31, 2000 of approximately $6,238,000 due to collections during the quarters ended June 30 and March 31, 2001. The Company is unable to ascertain with any degree of certainty whether the Company will experience continued difficulties associated with the collection of the past due receivable from Millers, and the inability to collect the receivable would have a material adverse effect on the Company's results of operations, financial condition and cash flows.

     The Company provides software and software services to InsureZone which is 42% owned by Buena Venture Associates, a 12.6% shareholder of the Company. For the six months ended June 30, 2001, INSpire earned approximately $15,000 in revenue from license fees and services performed. There was a receivable due from InsureZone of approximately $448,000 as of June 30, 2001.

     INSpire's headquarters is located in a building owned by a partnership which is owned by certain current and former members of the Company's Board of Directors. For each of the six months ended June 30, 2001 and 2000, INSpire incurred $519,520 of rental expense under this agreement.

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

     On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff sought monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, were filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed, and the consolidation action has been transferred to the Fort Worth Division. The Company, together with the other defendants, filed a motion to dismiss. In March 2001, the Court granted the Company's motion to dismiss. As a result, an order was entered dismissing the case without prejudice and giving the Plaintiffs leave to amend their lawsuit. In June 2001, this suit was refiled. The Company has again filed a motion for dismissal, which is pending before the Court. The ultimate outcome of this matter cannot presently be determined.

     On March 2, 2000, the Company filed an arbitration claim against The Doctor's Company with the American Arbitration Association to collect $1,546,095 as the amount due to the Company under a License Agreement, Implementation Support Agreement, and Accelerated Enhancement Plan Agreement. On March 21, 2000, The Doctor's Company submitted a claim for breach of contract against the Company with the American Arbitration Association and filed suit against the Company in the Superior Court of the State of California to compel arbitration in California. On August 30, 2000, the Court denied the petition to compel arbitration in California. The Doctor's Company arbitration claim alleges that as a result of the Company's failure to meet obligations under its agreements The Doctor's Company is entitled to the return of $912,507 previously paid to the Company plus direct costs and consequential damages. In August 2000, the American Arbitration Association consolidated the arbitration proceeding filed by The Doctor's Company with the arbitration proceeding commenced by the Company. The American Arbitration Association has determined that the hearing locale will be in Fort Worth, Texas. A panel of arbitrators has been selected. This matter was scheduled for hearing on August 6, 2001, but has been rescheduled for January 11, 2002. The Company intends to pursue collection of its outstanding receivable balance and to vigorously defend itself against the claim asserted by The Doctor's Company. The ultimate outcome of this matter cannot presently be determined.

     On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family was seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty, and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit were based on an agency agreement by and between Arrowhead General Insurance Agency, Inc, ("Arrowhead") and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. This case has been settled and the Company has been formally dismissed.

     On July 18, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Juan M. Alvarado and Irene Alvarado ("Alvarado") (Alvarado et. al. vs. Clarendon National Insurance Company, et. al. (GIC750651)). Alvarado was seeking $3.0 million in damages plus punitive damages in this bad faith lawsuit involving an alleged denial of a claim by Arrowhead Claims Management, Inc. and the subsequent handling of the claim. This case was settled by Clarendon National Insurance Company with no contribution from the Company and has been dismissed.

     On August 22, 2000, a cross complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Clarendon (Clarendon National Insurance Company v. Nora Sauceda, Louis Sauceda, David Garcia, Arrowhead Claims Management, Inc., et. al. (BC199918)). Clarendon is seeking reimbursement against Arrowhead Claims Management, Inc ("Arrow") for an arbitration award in the amount of $14.5 million that was awarded to the plaintiffs against Clarendon in a lawsuit that alleged liability against Clarendon for bad faith in denying a claim and which was allegedly mishandled by Arrow prior to the acquisition of Arrow by the Company on December 1, 1998. The claims are based on an agency agreement between Arrowhead General Agency, Inc. and Clarendon and a claims management agreement between Arrow (then a subsidiary of Arrowhead General Agency, Inc.) and Clarendon. Clarendon is seeking reimbursement of the arbitration award against Arrow, which is now a subsidiary of the Company named INSpire Claims Management, Inc. The claim has been tendered by Arrow to its errors and omissions insurer, which is defending the claim asserted by Clarendon. Mediation of the lawsuit is scheduled for September 2001. The Company believes that it has rights to indemnity for this matter against Arrowhead General Agency, Inc. as part of the agreements entered into at the time that the Company acquired Arrow from Arrowhead General Agency, Inc. The ultimate outcome of this matter cannot be presently determined.

     On February 6, 2001, INSpire Insurance Solutions filed suit against Motors Insurance Company ("MIC") and General Motors Acceptance Corporation ("GMAC") alleging breach of contract under three separate agreements claiming damages of $3,036,925, $405,000, and $373,000, respectively. On April 11, 2001, MIC and
GMAC filed an answer and counterclaim against INSpire alleging they received no working software and are seeking amounts paid to INSpire (approximately $9.4 million), treble damages and court costs. As of the date of this report, the Company, MIC, and GMAC are working towards a negotiated settlement. However, until a settlement agreement is negotiated and executed, the ultimate outcome of this matter cannot presently be determined.

         From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

4.       DEPENDENCE ON CUSTOMERS

         A major portion of the Company's revenues are concentrated in three customers. As such, the Company is subject to all the risks associated with a business that has a high degree of business concentrated in a small number of customers, including the risk that the loss of business from any one or more of its major customers for any reason, including, but not limited to, business difficulties encountered by its customers, could have a material adverse affect on the Company's business. For the three months and six months ended June 30,

2001,  Millers,  Arrowhead  General  Agency,  Inc.  ("Arrowhead")  and Clarendon
National Insurance Company, Inc. ("Clarendon") accounted for approximately 27.5%, 40.8% and 12.9% and 27.8%, 41.5% and 11.9%, respectively, of the
Company's revenues.


         On June 7, 2001, the Company received notification from E. W. Blanch Insurance Services that it will be transferring the processing of the Clarendon's Florida book of business to another company, effective December 7, 2001. Revenues from this account were approximately 41% of the total Clarendon book of business or 7.6% and 7.0% of the total Company's revenues, respectively, for the three and six months ended June 30, 2001.


5.       FINANCIAL RESULTS AND LIQUIDITY

         The Company has incurred net losses of $19.6 million and $30.2 million for the years ended December 31, 1999 and 2000, and a loss of $7.3 million for the six months ended June 30, 2001. The Company incurred negative cash flows from operations due to declining revenues without a proportional decrease in expenses and delayed collections of significant receivable balances. The company believes it will continue to experience material declines in future revenues due to the expected continued decline in the Millers business and the expected loss of a portion of the Clarendon business. If the Company is unable to replace its declining revenues, or to proportionately reduce its expenses, or continues to experience delays in collection of receivables, the Company's liquidity will be adversely affected.

6.       RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling of interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and intangible assets recognized in an entity's statement of financial position at that date regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and 142 to determine their effect on the Company, if any.

7.       SUBSEQUENT EVENTS

         The Company has been advised by Arrowhead that it would like to explore a possible restructuring of its contract with the Company, which could impact future revenues from the contract and related expenses of discharging the contract. These discussions are preliminary in nature and the Company is unable to assess the outcome of such discussions at the current time.

          In addition, on August 8, 2001 the Company received notification from the Nasdaq by letter dated August 8, 2001 stating that the Company was not in compliance with the minimum $1.00 bid price requirements set forth in Marketplace Rule 4450 (a) (5) and the Nasdaq Staff had determined to delist the Company's common stock. The Company intends to appeal the Nasdaq Staff determination. Pending completion of the appeal process, it is expected that Nasdaq will continue to list the Company's common stock on the Nasdaq National Market. The Company intends to pursue the appeal process within the third quarter of fiscal 2001. There can be no assurances that the Company will be successful in maintaining its listing on the Nasdaq National Market, in which case the Company's stock will trade in the Over the Counter Bulletin Board.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas


         We have reviewed the accompanying condensed consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
August 8, 2001

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:



                                                         Three months ended            Six months ended
                                                              June 30,                     June 30,
                                                       ----------------------       ----------------------
                                                          2001         2000           2001         2000
                                                       ---------     --------       ---------    ---------

REVENUES:
  Outsourcing services .............................      90.4 %       92.7 %         91.9 %       90.8 %
  Software and software services ...................       7.6          6.3            6.7          8.3
  Other ............................................       2.0          1.0            1.4          0.9
                                                       -------       ------         ------       ------
       Total revenues...............................     100.0        100.0          100.0        100.0
                                                       -------       ------         ------       ------
EXPENSES:
  Cost of outsourcing services, net.................      92.2         75.7           94.1         73.9
  Cost of software and software services............       3.6          3.7            3.8          4.7
  Cost of other revenues............................       0.8          0.4            0.4          0.4
  Selling, general and administrative...............       17.2         7.0           16.2          7.3
  Research and development, net.....................       2.4          0.9            2.5          1.3
  Severance expense.................................       1.6          3.9            1.0          2.0
  Depreciation and amortization.....................       9.8          6.4            9.4          6.0
  Bad debt expense..................................       0.8           --            0.8           --
  Litigation expense................................       2.7           --            1.5           --
                                                       -------       ------         ------       ------
       Total expenses...............................     131.0         98.0          129.9         95.7
                                                       -------       ------         ------       ------
OPERATING INCOME (LOSS).............................     (31.0)         2.0          (29.9)         4.3
OTHER INCOME .......................................       0.6          0.5            0.9          0.5
                                                       -------       ------         ------       ------
INCOME (LOSS) BEFORE INCOME TAX.....................     (30.4)         2.5          (29.0)         4.8
INCOME TAX BENEFIT (EXPENSE)........................       9.5         (1.0)           9.0         (1.9)
                                                       -------       -------        ------       ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE.............................     (21.0)         1.5          (20.0)         2.9
Cumulative effect of change in accounting for
     outsourcing services, net of income
     tax benefit....................................        --           --             --         (6.8)
                                                       -------       -------        ------       ------
NET INCOME (LOSS)...................................     (21.0) %       1.5 %        (20.0) %      (3.9) %
                                                       ========      =======        ======       ======


Recent Developments

         On June 7, 2001, the Company received notification from E.W. Blanch Insurance Services that they will be transferring the processing of Clarendon's Florida book of business (41% of the total Clarendon book), effective December 7, 2001. See also, Notes 4 and 7 to the Interim Financial Statements.

         On May 7, 2001, the Company reduced its workforce by approximately 12% through an enterprise-wide layoff. The charge related to the employee layoffs was approximately $0.4 million. The positive expense impact from the reduced salaries for the remaining eight months of 2001 will be approximately $2.4 million. Also, on July 23, 2001, there was an additional 5% reduction in workforce. The impact on benefits, overhead, and other expenses has not yet been determined.

         On May 2, 2001, the Company settled its lawsuit with Jeffrey W. Robinson, the Company's former President and Chief Operating Officer, and board member, for $425,000. In conjunction with the settlement, Mr. Robinson submitted his resignation from the Company's Board of Directors.

Comparison of the Three Months Ended June 30, 2001 and 2000

         Revenues. Total revenues were $18.0 million for the three months ended June 30, 2001 compared to $34.6 million for the three months ended June 30, 2000, a decrease of $16.6 million or 48.0%. Outsourcing services revenues were $16.3 million for the three months ended June 30, 2001 compared to $32.1 million for the three months ended June 30, 2000, a decrease of $15.8 million or 49.2%. The decrease in outsourcing services revenue is due primarily to the termination of both the Island Group and Robert Plan contracts during fiscal 2000. This decrease is further caused by contractual rate decreases on two contracts and the reduction in Millers' business. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, these reductions will continue to have a material adverse impact on the Company's results of operations. Millers is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, in light of the significance to the Company of the Millers business (which accounted for 27.5% of revenues in the three months ended June 30, 2001), the Company has engaged in discussions with Millers in an effort to address the issues raised by Millers. However, it is uncertain at this time what the impact will be if the contract with Millers is renegotiated, although recent renegotiations effective February 1, 2001 to the IT Services Component will reduce the Company's revenues by approximately $807,000 for the period from February 1 through year end 2001. Software and software services revenues were $1.4 million for the three months ended June 30, 2001 compared to $2.2 million for the three months ended June 30, 2000, a decrease of $0.8 million or 36.4%. The decrease in software and software services revenues is primarily attributable to the decision the Company made in December 1999 to discontinue efforts directed toward increasing licensed software packages and services in order to focus on its outsourcing business. As described in Note 4, Dependence on Customers, to the Interim Financial Statements, the Company is dependent on revenues from Arrowhead, Millers and Clarendon, which accounted for approximately 40.8%, 27.5% and 12.9% of revenues for the three months ended June 30, 2001. (See Note 4 on Clarendon book of business.) The loss of any one of these customers could result in a material reduction in Company revenues and could have a material adverse affect on the Company's business.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $17.4 million for the three months ended June 30, 2001 compared to $27.6 million for the three months ended June 30, 2000, a decrease of $10.2 million or 37.0%. Cost of outsourcing services was $16.6 million for the three months ended June 30, 2001 compared to $26.2 million for the three months ended June 30, 2000, a decrease of $9.6 million or 36.6%. This decrease is primarily attributable to a decrease in staffing, equipment and data processing costs as a result of the termination of both the Island Group and Robert Plan contracts, combined with a company wide initiative to reduce expenses. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 102.1% for the three months ended June 30, 2001 from 81.7% for the three months ended June 30, 2000. This increase is primarily a result of the above mentioned decreases in revenue from Millers and the contractual rate decreases without a proportional decrease in the costs incurred to provide outsourcing services under these contracts. Cost of software and software services was $0.6 million for the three months ended June 30, 2001 compared to $1.3 million for the three months ended June 30, 2000, a decrease of $0.6 million or 49.0%. This decrease is primarily attributable to the decision to discontinue efforts directed toward increasing licensed software packages and services. Cost of software and software services as a percentage of software and software services revenues decreased to 47.0% for the three months ended June 30, 2001 from 58.8% for the three months ended June 30, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $3.1 million for the three months ended June 30, 2001 compared to $2.4 million for the three months ended June 30, 2000, an increase of $0.7 million or 21.5%. Selling, general and administrative expenses as a percentage of total revenues increased to 17.2% for the three months ended June 30, 2001 from 7.0% for the three months ended June 30, 2000. This increase is due to a decrease in total revenues along with an increase in the costs incurred for selling, general and administrative functions for the Company. This is primary due to the adoption of a more aggressive marketing strategy.

         Research and Development. Research and development expense was $0.4 million for the three months ended June 30, 2001 compared to $0.3 million for the three months ended June 30, 2000, an increase of $0.1 million or 37.0%. This increase is primarily due to a reduction in capitalized software development.


         Depreciation and Amortization. Depreciation and amortization expense was $1.8 million for the three months ended June 30, 2001 compared to $2.2 million for the three months ended June 30, 2000, a decrease of approximately

$0.4 million or 20.2%. This decline is primarily due to the write-off of intangible and other assets in fiscal 2000 associated with the termination of both the Island Group and Robert Plan contracts.

         Other Income. Other income, consisting principally of investment income, decreased to $0.1 million for the three months ended June 30, 2001 from $0.2 million for the three months ended June 30, 2000. This decrease is due to a decrease in cash equivalents and investments.

         Net Income/Loss. Net loss was $3.8 million, or $0.20 per basic and diluted share, for the three months ended June 30, 2001 compared to net income of $0.5 million, or $0.03 per basic and diluted share, for the three months ended June 30, 2000. This loss is attributable to the reduction in revenues previously discussed, combined with an increased cost of outsourcing services and selling, general and administrative expenses expressed as a total percentage of revenue.

Comparison of the Six months Ended June 30, 2001 and 2000

         Revenues. Total revenues were $36.7 million for the six months ended June 30, 2001 compared to $71.4 million for the six months ended June 30, 2000, a decrease of $34.7 million or 48.6%. Outsourcing services revenues were $33.7 million for the six months ended June 30, 2001 compared to $64.9 million for the six months ended June 30, 2000, a decrease of $31.2 million or 48.1%. The decrease in outsourcing services revenue is due primarily to the termination of both the Island Group and Robert Plan contracts during fiscal 2000. This decrease is further caused by contractual rate decreases on two contracts and the reduction in Millers business. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, these reductions will continue to have a material adverse impact on the Company's results of operations. Millers is also seeking to renegotiate the terms of its agreement with INSpire. Although INSpire is under no obligation to change the contract in any way, in light of the significance to the Company of the Millers business (which accounted for 27.5% of revenues in the six months ended June 30, 2001), the Company has engaged in discussions with Millers in an effort to address the issues raised by Millers. However, it is uncertain at this time what the impact will be if the contract with Millers is renegotiated, although recent renegotiations effective February 1, 2001 to the IT Services Component will reduce the Company's revenues by approximately $807,000 for the period from February 1 through year end 2001. Software and software services revenues were $2.5 million for the six months ended June 30, 2001 compared to $5.9 million for the six months ended June 30, 2000, a decrease of $3.4 million or 57.6%. The decrease in software and software services revenues is primarily attributable to the decision the Company made in December 1999 to discontinue efforts directed toward increasing licensed software packages and services in order to focus on its outsourcing business. As described in Note 4, Dependence on Customers, to the Interim Financial Statements, the Company is dependent on revenues from Arrowhead, Millers and Clarendon, which accounted for approximately 41.5%, 27.8%, and 11.9% of revenues for the six months ended June 30, 2001. (See Note 4 on Clarendon book of business.) The loss of any one of these customers could result in a material reduction in Company revenues and could have a material adverse affect on the Company's business.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $36.1 million for the six months ended June 30, 2001 compared to $56.4 million for the six months ended June 30, 2000, a decrease of $20.3 million or 36.0%. Cost of outsourcing services was $34.5 million for the six months ended June 30, 2001 compared to $52.8 million for the six months ended June 30, 2000, a decrease of $18.3 million or 58%. This decrease is primarily attributable to a decrease in staffing, equipment and data processing costs as a result of the termination of both the Island Group and Robert Plan contracts, combined with a company wide initiative to reduce expenses. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 102.4% for the six months ended June 30, 2001 from 81.4% for the six months ended June 30, 2000. Cost of software and software services was $1.4 million for the six months ended June 30, 2001 compared to $3.4 million for the six months ended June 30, 2000, a decrease of $2.0 million or 59%. This decrease is primarily attributable to fewer in-process installations of Windows into Property & Casualty System "WPC" and other software productivity tools, resulting in lower license fees and software services revenues. Cost of software and software services as a percentage of software and software services revenues remained fairly level, changing to 57.3% for the six months ended June 30, 2001 from 57.6% for the six months ended June 30, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $5.9 million for the six months ended June 30, 2001 compared to $5.2 million for the six months ended June 30, 2000, an increase of

$0.7 million or 13.3%. Selling, general and administrative expenses as a percentage of total revenues increased to 16.2% for the six months ended June 30, 2001 from 7.3% for the six months ended June 30, 2000. The increase is due to a decrease in total revenues along with an increase in the costs incurred for selling, general and administrative functions for the Company. This is primarily due to the adoption of a more aggressive marketing strategy.

         Research and Development. Research and development expense remained at $0.9 million for both the six months ended June 30, 2001 and the six months ended June 30, 2000.

         Depreciation and Amortization. Depreciation and amortization expense was $3.5 million for the six months ended June 30, 2001 compared to $4.3 million for the six months ended June 30, 2000, a decrease of approximately $0.8 million or 19.7%. This decline is primarily due to the write-off of intangible and other assets associated with the termination of both the Island Group and Robert Plan contracts in fiscal 2000.

         Cumulative Effect of Change in Accounting Principal. For the six months ended June 30, 2000, the Company recognized a $4.9 million charge for the cumulative effect of an accounting change, which resulted from the adoption of Staff Accounting Bulletin 101 - "Revenue Recognition in Financial Statements."

         Other Income. Other income, consisting principally of investment income, decreased to $0.3 million for the six months ended June 30, 2001 from $0.4 million for the six months ended June 30, 2000. This decrease is due to a decrease in cash equivalents and investments.

         Net Loss. Net loss was $7.3 million, or $0.39 per basic and diluted share, for the six months ended June 30, 2001 compared to net loss of $2.8 million ($0.15 per basic and diluted share), for the six months ended June 30, 2000. Excluding the impact resulting from the $4.9 million cumulative effect of change in accounting discussed above, net income would have been approximately $2.1 million or $0.11 per basic and diluted share for the six months ended June 30, 2000. This loss is attributable to the reduction in revenues previously discussed, combined with an increased cost of outsourcing services and selling, general and administrative expenses expressed as a total percentage of revenue.


Liquidity and Capital Resources

         Cash, cash equivalents and investments totaled $8.9 million as of June 30, 2001 compared to $13.5 million as of December 31, 2000, a decrease of $4.6 million. For the six months ended June 30, 2001, the decrease is primarily attributable to (i) $2.3 million of cash used by operating activities, (ii) $0.8 million of cash used for purchases of property and equipment, and (iii) $1.1 million of cash used for deferred contract costs and capitalized research and development costs.

         The Company incurred negative net cash flows from operations due to declining revenues without a proportional decrease in expenses and delayed collections on significant receivable balances. The Company will continue to experience material declines in future revenues due to the expected continued decline in the Company's outsourcing business with Millers. It is also possible that other existing customers will reduce their requirements for Company services or discontinue business with the Company. If the Company is unable to replace its declining revenues, or to proportionately reduce its expenses, or continues to experience delays in collection of receivables, the Company's liquidity will be adversely affected. At the rate of cash utilization in the first six months of 2001, the Company has over eleven months of cash on hand as of June 30, 2001. The Company has taken, and will continue to take aggressive steps to reduce the cash utilization rate. The most significant of these steps was the workforce reduction announced on May 7, 2001, whereby the Company reduced its headcount by approximately 12%. The charge related to the employee layoffs was approximately $0.4 million, taken against second quarter earnings. There are risks associated with these steps which include the risk that expense reductions implemented by the Company are not sufficient in scope to enable the Company to meet its short-term liquidity requirements, or that revenue shortfalls continue at a level that remain disproportionately greater than the expense savings achieved, in which case the Company's ability to meet its short-term liquidity requirements would be adversely affected. While the Company has intentions to seek outside financing to address its potential cash needs, in light of its current financial condition and recent results, and the currently constrained debt markets, there is no assurance that the Company can obtain outside financing. The Company's liquidity difficulties could increase with the loss of any additional customer. There can be no assurance that the steps being undertaken by the Company to address its present liquidity difficulties will be adequate or that the Company can successfully manage its current liquidity requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2001.

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

     On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff sought monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, were filed against the Company in the

United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed, and the consolidation action has been transferred to the Fort Worth Division. The Company, together with the other defendants, filed a motion to dismiss. In March 2001, the Court granted the Company's motion to dismiss. As a result, an order was entered dismissing the case without prejudice and giving the Plaintiffs leave to amend their lawsuit. In June 2001, this suit was refiled. The Company has again filed a motion for dismissal, which is presently pending before the Court.

     On March 2, 2000, the Company filed an arbitration claim against The Doctor's Company with the American Arbitration Association to collect $1,546,095 as the amount due to the Company under a License Agreement, Implementation Support Agreement, and Accelerated Enhancement Plan Agreement. On March 21, 2000, The Doctor's Company submitted a claim for breach of contract against the Company with the American Arbitration Association and filed suit against the Company in the Superior Court of the State of California to compel arbitration in California. On August 30, 2000, the Court denied the petition to compel arbitration in California. The Doctor's Company arbitration claim alleges that as a result of the Company's failure to meet obligations under its agreements The Doctor's Company is entitled to the return of $912,507 previously paid to the Company plus direct costs and consequential damages. In August 2000, the American Arbitration Association consolidated the arbitration proceeding filed by The Doctor's Company with the arbitration proceeding commenced by the Company. The American Arbitration Association has determined that the hearing locale will be in Fort Worth, Texas. A panel of arbitrators has been selected. This matter was scheduled for hearing on August 6, 2001, but has been rescheduled for January, 11 2002. The Company intends to pursue collection of its outstanding receivable balance and to vigorously defend itself against the claim asserted by The Doctor's Company. The ultimate outcome of this matter cannot presently be determined.

     On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family was seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty, and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit were based on an agency agreement by and between Arrowhead General Insurance Agency, Inc, ("Arrowhead") and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. INSpire purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. This case has been settled and the Company has been formally dismissed.

     On July 18, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Juan M. Alvarado and Irene Alvarado ("Alvarado") (Alvarado et. al. vs. Clarendon National Insurance Company, et. al. (GIC750651)). Alvarado was seeking $3.0 million in damages plus punitive damages in this bad faith lawsuit involving an alleged denial of a claim by Arrowhead Claims Management, Inc. and the subsequent handling of the claim. This case was settled by Clarendon National Insurance Company with no contribution from the Company and has been dismissed.

     On August 22, 2000, a cross complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Clarendon (Clarendon National Insurance Company v. Nora Sauceda, Louis Sauceda, David Garcia, Arrowhead Claims Management, Inc., et. al. (BC199918)). Clarendon is seeking reimbursement against Arrowhead Claims Management, Inc ("Arrow") for an arbitration award in the amount of $14.5 million that was awarded to the plaintiffs against Clarendon in a lawsuit that alleged liability against Clarendon for bad faith in denying a claim and which was allegedly mishandled by Arrow prior to the acquisition of Arrow by the Company on December 1, 1998. The claims are based on an agency agreement between Arrowhead General Agency, Inc. and Clarendon and a claims management agreement between Arrow (then a subsidiary of Arrowhead General Agency, Inc.) and Clarendon. Clarendon is seeking reimbursement of the arbitration award against Arrow, which is now a subsidiary of the Company named INSpire Claims Management, Inc. The claim has been tendered by Arrow to its errors and omissions insurer, which is defending the claim asserted by Clarendon. Mediation of the lawsuit is scheduled for September 2001. The Company believes that it has rights to indemnity for this matter against Arrowhead General Agency, Inc. as part of the agreements entered into at the time that the Company acquired Arrow from Arrowhead General Agency, Inc. The ultimate outcome of this matter cannot be presently determined.

     On February 6, 2001 INSpire Insurance Solutions filed suit against Motors Insurance Company ("MIC") and General Motors Acceptance Corporation ("GMAC") alleging breach of contract under three separate agreements claiming damages of $3,036,925, $405,000, and $373,000, respectively. On April 11, 2001, MIC and
GMAC filed an answer and counterclaim against INSpire alleging they received no working software and are seeking amounts paid to INSpire (approximately $9.4 million), treble damages and court costs. As of the date of this report, the Company, MIC, and GMAC are working towards a negotiated settlement. However, until a settlement agreement is negotiated and executed, the ultimate outcome of this matter cannot presently be determined.

     From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      The Annual Meeting of  Shareholders  of the Company was held on May 29,
         2001.

(b) Each of the nominees identified in the Company's Proxy Statement filed under the Securities Exchange Act of 1934 were elected.

(c) Daniel E. Berce was elected to serve as director for a term of three years according to the following vote:

         For:    11,785,909     Against:    6,030,335        Abstain:    N/A

         R. Earl Cox, III was elected to serve as a director for a term of three years according to the following vote:

         For:    11,786,701     Against:    6,029,743        Abstain:    N/A

         The selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2001 was ratified by the shareholders according to the following vote:

         For:    17,722,170     Against:    81,399           Abstain:    12,875

(d) A proposed amendment of the Company's Employee Stock Purchase Plan ("ESPP") to increase the number of shares of the Company's Common Stock issuable under the ESPP from 637,500 shares to 1,537,500 shares, to extend the ESPP's termination date and to extend the annual offering periods to December 31, 2004 was ratified by the shareholders according to the following vote:

         For:     7,360,009     Against:    5,519,618

                                           Abstain/Broker non-votes:   4,959,452

(e) A proposed amendment to the Company's Second Amended and Restated 1997 Stock Option Plan (the "Stock Option Plan") to increase the number of shares of the Company's Common Stock issuable under the Stock Option Plan upon the exercise of stock options granted pursuant to the Stock Option Plan from 4,500,000 to 6,000,000 shares was not ratified by the shareholders according to the following vote:

         For:     5,759,484     Against:    7,097,508

                                           Abstain/Broker non-votes:   4,929,669

ITEM 5. OTHER INFORMATION

         On August 8, 2001, the Company received notification from the Nasdaq by letter dated August 8, 2001 stating that the Company was not in compliance with the minimum $1.00 bid price requirements set forth in Marketplace Rule 4450 (a)
(5) and the Nasdaq Staff had determined to delist the Company's common stock. The Company intends to appeal the Nasdaq Staff determination. Pending completion of the appeal process, it is expected that Nasdaq will continue to list the Company's common stock on the Nasdaq National Market. The Company intends to pursue the appeal process within the third quarter of fiscal 2001. There can be no assurances that the Company will be successful in maintaining its listing on the Nasdaq National Market, in which case the Company's stock will trade in the Over the Counter Bulletin Board.

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

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re:  Unaudited Interim Financial Information.

         (b) The Company did not file any reports on Form 8-K during the six months ended June 30, 2001.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001

                                INSPIRE INSURANCE SOLUTIONS, INC.

                                /s/ JOHN F. PERGANDE
                                -------------------------------------------
                                John F. Pergande
                                Chairman of the Board and
                                Chief Executive Officer
                                (principal executive officer)

                                /s/ PATRICK E. GRADY
                                -------------------------------------------
                                Patrick E. Grady
                                Chief Financial Officer
                                (principal financial officer)

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