Form 10-Q
period 2001-09-30
INSPIRE INSURANCE SOLUTIONS INC
filed 2001-11-14
CIK 1042051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended................................September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from.....................to...........................

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

Yes  [X]   No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001: 19,012,010


                                      INDEX

                                                                                                       PAGE

PART I - FINANCIAL INFORMATION.....................................................................      1

Item 1.  Financial Statements......................................................................      1

         Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
         and December 31, 2000.....................................................................      1

         Condensed Consolidated Statements of Operations (Unaudited) for the three
         months and nine months ended September 30, 2001 and 2000..................................      2

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine
         months ended September 30, 2001 and 2000..................................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)..........................      4

         Independent Accountants' Report...........................................................     10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................     11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................     16


PART II - OTHER INFORMATION........................................................................     16

Item 1.   Legal Proceedings........................................................................     16

Item 5.   Other Information........................................................................     18

Item 6.   Exhibits and Reports on Form 8-K.........................................................     18

Signatures.........................................................................................     19


PART I  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        INSPIRE INSURANCE SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        September 30,      December 31,
                                                                                            2001              2000
                                                                                        -------------      -----------
                                                                                         (unaudited)
                                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents......................................................    $      8,056,225    $  8,619,072
     Investments....................................................................             864,011       4,867,269
     Interest receivable............................................................               6,532              --
     Accounts receivable, net (allowance for doubtful accounts
       2001 - $ 6,407,855; 2000 - $8,663,699)                                                  8,339,310      19,761,284
     Income taxes receivable........................................................              29,574       1,882,467
     Deferred income taxes..........................................................                  --       8,782,860
     Prepaid expenses and other current assets......................................           1,543,226       1,663,358
                                                                                        ----------------   -------------
           Total current assets.....................................................          18,838,878      45,576,310
    Deferred income taxes...........................................................                  --       7,060,939
     Property and equipment, net (accumulated depreciation
        2001 - $23,256,262; 2000 - $20,494,450) ....................................           6,794,135       7,863,203
     Intangibles and other assets, net..............................................           4,575,065      37,391,191
                                                                                        ----------------   -------------
TOTAL ..............................................................................     $    30,208,078    $ 97,891,643
                                                                                        ================   =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable...............................................................     $       814,530    $  2,924,290
     Accrued payroll and compensation...............................................           1,586,294       1,426,216
     Other accrued expenses.........................................................           5,908,376       9,580,427
     Unearned revenue...............................................................           6,695,412       7,286,896
     Deferred compensation..........................................................             497,444         821,855
                                                                                        ----------------   -------------
           Total current liabilities................................................          15,502,056      22,039,684
Deferred compensation...............................................................             362,232         370,229

CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 1,000,000 shares
       Authorized, none issued  ....................................................                 --               --
     Common stock, $.01 par value; 50,000,000 shares
       Authorized, 19,167,735 shares issued in 2001; 19,138,001
       Shares issued in 2000........................................................             191,677         191,380
     Additional paid-in capital.....................................................         114,016,359     113,729,020
     Treasury stock at cost, 155,725 shares.........................................           (271,055)              --
     Accumulated deficit............................................................        (99,593,191)    (38,438,670)
                                                                                        ----------------   -------------
           Total shareholders' equity...............................................          14,343,790      75,481,730
                                                                                        ----------------   -------------
TOTAL...............................................................................    $     30,208,078   $  97,891,643
                                                                                        ================   =============


     See accompanying notes to condensed consolidated financial statements.



                                                   INSPIRE INSURANCE SOLUTIONS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                   Three months ended                      Nine months ended
                                                                      September 30,                         September 30,
                                                             -------------------------------     -------------------------------
                                                                 2001               2000               2001             2000
                                                             -------------   ---------------     -------------   ---------------


REVENUES:
  Outsourcing services.................................     $  14,732,600      $  25,545,758    $  48,450,366       $ 90,415,773
  Software and software services.......................         1,642,281          3,919,585        4,106,780          9,813,582
  Other ...............................................           205,447            216,817          721,260            884,398
                                                              -----------     --------------     ------------    ---------------
       Total revenues..................................        16,580,328         29,682,160       53,278,406        101,113,753
                                                              -----------     --------------     ------------    ---------------

EXPENSES:
  Cost of outsourcing services, net....................        15,317,953         23,106,020       49,846,781         75,906,889
  Cost of software and software services...............           609,249          1,001,718        2,020,433          4,386,525
  Cost of other revenues...............................            59,747             25,511          219,508            279,643
  Selling, general and administrative..................         2,385,997          2,373,942        8,326,607          7,891,803
  Research and development, net........................           321,330            276,593        1,245,455            929,021
  Severance expense....................................           156,785             53,194          524,195          1,482,484
  Depreciation and amortization........................         1,739,130          2,029,893        5,204,583          6,350,668
  Bad debt expense.....................................           150,000            200,000          447,800            200,000
  Litigation expense...................................           440,447            162,769        1,007,711            170,236
  Intangible assets impairment.........................        29,934,404         13,978,502       29,934,404         13,978,502
                                                              -----------     --------------     ------------    ---------------
       Total expenses..................................        51,115,042         43,208,142       98,777,477        111,575,771
                                                              -----------     --------------     ------------    ---------------
OPERATING LOSS.........................................      (34,534,714)       (13,525,982)     (45,499,071)       (10,462,018)
                                                              -----------     --------------     ------------    ---------------
OTHER INCOME:
   Interest income.....................................            54,733            159,478          379,488            525,829
                                                              -----------     --------------     ------------    ---------------
        Total other income, net........................            54,733            159,478          379,488            525,829
                                                              -----------     --------------     ------------    ---------------
LOSS BEFORE INCOME TAX AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE..........................      (34,479,981)       (13,366,504)     (45,119,583)        (9,936,189)

INCOME TAX BENEFIT (EXPENSE)...........................      (19,145,904)         4,266,224      (15,843,800)          2,897,493
                                                              -----------     -------------      ------------    ---------------
LOSS BEFORE CUMULATIVE  EFFECT OF
       ACCOUNTING CHANGE...............................      (53,625,885)       (9,100,280)      (60,963,383)        (7,038,696)
Cumulative effect of change in accounting for
outsourcing services, net of $2,184,241 income tax
benefit                                                                --                --                --        (4,861,698)
                                                              -----------     -------------      ------------    ---------------
NET LOSS  .............................................     $(53,625,885)      $(9,100,280)     $(60,963,383)    $  (11,900,394)
                                                             ============     =============      ============    ===============

NET LOSS PER SHARE (BASIC).............................     $      (2.83)      $     (0.48)     $      (3.24)    $        (0.62)
                                                             ============     =============      ============   ================

NET LOSS PER SHARE (DILUTED)...........................     $      (2.83)      $     (0.48)     $      (3.24)    $        (0.62)
                                                             ============     =============      ============   ================


     See accompanying notes to condensed consolidated financial statements.



                                                   INSPIRE INSURANCE SOLUTIONS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                             Nine months ended
                                                                                                 September 30,
                                                                                       ------------------------------
                                                                                             2001            2000
                                                                                       --------------- --------------

OPERATING ACTIVITIES:
   Net loss  ...................................................................         $(60,963,383) $ (11,900,394)
   Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation and amortization..............................................             5,204,144      6,350,668
     Deferred income taxes......................................................            15,843,800    (1,507,221)
     Bad debt expense...........................................................               447,800        200,000
     Cumulative effect of accounting change.....................................                  --        4,861,698
     Intangible asset impairment................................................            29,934,404     13,978,502
   Change in operating assets and liabilities:
       Accounts receivable......................................................            10,474,173    (1,485,132)
       Unbilled receivables.....................................................                    --      4,524,031
       Prepaid expenses and other current assets................................               120,132      (709,664)
       Other assets.............................................................             (668,200)        201,722
       Accounts payable.........................................................           (2,109,760)      (539,133)
       Accrued payroll and compensation.........................................               150,093        296,847
       Other accrued expenses...................................................           (1,472,051)    (9,384,154)
       Unearned revenue.........................................................             (591,485)        403,785
       Income taxes payable/receivable..........................................             1,852,893      3,128,572
       Deferred compensation....................................................              (67,071)       (88,484)
       Interest receivable......................................................               (6,532)             --
                                                                                       --------------- --------------
Net cash provided (used) by operating activities................................           (1,851,043)      8,331,643
                                                                                       --------------- --------------

INVESTING ACTIVITIES:
   Purchases of property and equipment..........................................             (908,346)    (1,607,859)
   Sale of investments..........................................................             4,003,258     10,832,009
   Capitalized research and development costs...................................              (13,335)      (682,732)
   Deferred contract costs......................................................           (1,363,473)   (10,444,133)
                                                                                       --------------- --------------
Net cash provided (used) by investing activities................................             1,718,104    (1,902,715)

FINANCING ACTIVITIES:
    Treasury stock purchases ...................................................             (504,060)             --
    Proceeds from exercises under stock plans, net..............................                74,152        109,752
                                                                                       --------------- --------------
Net cash provided (used) by financing activities................................             (429,908)        109,752
                                                                                       --------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................             (562,847)      6,538,680
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD....................................................................             8,619,072        899,032
                                                                                       --------------- --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................         $   8,056,225 $    7,437,712
                                                                                       =============== ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes refunded, net...................................................         $   1,893,793 $    4,517,583
                                                                                       =============== ==============



     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General - INSpire Insurance Solutions, Inc. and subsidiary ("INSpire" or the "Company") is a provider of policy and claims administration solutions, including software systems and outsourcing services to the property and casualty ("P&C") insurance industry. The Company sells its products and services directly to the customer. The majority of sales are in North America.

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

         Income Taxes - The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the year in deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment

         Net Loss Per Share - Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share considers the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. The weighted average number of shares (basic and diluted) was 18,921,593 and 19,138,001 for the three months ended September 30, 2001 and 2000, respectively. The weighted average number of shares (basic and diluted) was 18,835,388 and 19,102,813 for the nine months ended September 30, 2001 and 2000, respectively. Outstanding options totaling 2,316,457 and 2,670,683 were considered to be anti-dilutive and are excluded from the calculation of diluted net loss per share for the quarters ended September 30, 2001 and 2000, respectively. The weighted average number of shares amounts have been adjusted to reflect all stock splits in the form of stock dividends.

2.       DEFFERRED TAX ASSETS

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the continuing significant taxable losses and the uncertainty inherent in projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, management believes a valuation allowance for the excess of deferred tax assets over deferred tax liabilities is necessary in the amount of $19.1 million. The Company has a net operating loss carry forward of approximately $60 million which will begin to expire in 2020 if not used to offset taxable income by that time.


3.       INTANGIBLES AND OTHER ASSETS

         During the third quarter 2001, the Company recognized an impairment charge of approximately $29.9 million for contract acquisition costs in excess of net assets acquired and capitalized contract implementation costs related to the Arrowhead General Agency, Inc. ("Arrowhead") contract. The Company was notified by Arrowhead in July 2001 that it would not be able to meet minimum premium levels required in the contract and that Arrowhead would like to explore a possible restructuring of its contract with the Company. As a result of the notification, the Company re-evaluated the future cash flows under the contract and determined that such intangible assets were in excess of the expected future cash flows.

Intangibles and other assets consist of the following:

                                                                             September 30,            December 31,
                                                                                  2001                    2000
                                                                            --------------          --------------

Contract acquisition costs in excess of net assets acquired, net of
     accumulated amortization of $434,790 and $3,271,065.................        $  1,666,597         $ 27,563,273
Acquired software, net of accumulated amortization of
    $675,690 and $422,306................................................           1,149,634            1,403,018
Capitalized contract implementation costs net of accumulated
     amortization of $433,086 and $589,553...............................             339,468            6,725,740
Other assets, net of accumulation amortization of $300,391
     and $117,608........................................................           1,419,366            1,699,160
                                                                             ----------------        -------------
                                                                                 $  4,575,065         $ 37,391,191
                                                                             ================        =============


4.       RELATED PARTY TRANSACTIONS

         The Company provides outsourcing services and software and software services to Millers American Group, Inc. ("Millers"), The Millers Insurance Company ("Millers Insurance"), an indirect wholly-owned subsidiary of Millers and the Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, under the terms of a five-year Master Services Agreement (the "Millers' MSA"). Millers Insurance is a 24.3% shareholder of the Company. The Company and various Millers subsidiaries entered into the Millers' MSA in December 1999. For the nine months ended September 30, 2001 and 2000, the Company earned total fees of $14,881,374 and $18,995,000, respectively, under the Millers' MSA. See Note 6, Dependence on Customers regarding the Millers business.

         On September 1, 1999, the Company entered into an Asset and Employee Transfer Agreement with Millers (the "Phoenix Acquisition"), pursuant to which Company agreed to acquire from Millers for $3,500,000 certain assets and employees used in the conduct of its policy and claims administration with respect to its policies written by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"), a wholly-owned subsidiary of Millers. In conjunction with this transaction, the Company entered into a Service Addendum to the Millers' MSA with Millers to provide certain policy and claims administration services with respect to the Phoenix Indemnity book of business for a period of ten years beginning September 1, 1999.

         Effective January 1, 1998, the Company and Millers Insurance entered into an agreement whereby the Company provided employee benefits administration services to Millers Insurance and Millers Casualty for a monthly fee of $15,000. As of December 31, 2000, Millers terminated this arrangement. Total fees earned under this agreement were $135,000 for the nine months ended September 30, 2000.

         Receivables due from Millers were approximately $2,499,000 as of September 30, 2001 declining from $6,238,000 as of December 31, 2000 due to collections. As of September 30, 2001 the receivables due from Millers represented 17% of the Company's accounts receivable. Approximately $1,119,000 or 45% of these receivables were over 90 days past due. In October 2001, the Company collected approximately one-half of the over 90 days past due amounts, writing off the remaining amounts against previously established reserves.

         The Company provided software and software services to InsureZone which is 42% owned by Buena Venture Associates, a 12.3% shareholder of the Company. For the nine months ended September 30, 2001, the Company earned approximately $15,000 in revenue from license fees and services performed. As of September 30, 2001, a receivable was due from InsureZone of approximately $448,000 all of which is over 90 days past due but is fully reserved.

         The Company's headquarters is located in a building owned by a partnership which includes certain current and former members of the Company's Board of Directors. For each of the nine months ended September 30, 2001 and 2000, the Company incurred $776,280 of rental expense under this agreement.


5.       CONTINGENCIES

         In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for Windows into Property & Casualty System and other software products and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that the Company did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by the Company's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. On December 21, 1999, the Company filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, restricting the surety from paying $3.7 million to Sul America until a final decision is rendered in the ordinary lawsuit to be filed. The case is now entering the evidentiary phase. The Company intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

         On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiffs sought monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, were filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January

3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed, and the consolidation action has been transferred to the Fort Worth Division. The Company, together with the other defendants, filed a motion to dismiss. In March 2001, the Court granted the Company's motion to dismiss. As a result, an order was entered dismissing the case without prejudice and giving the plaintiffs leave to amend their lawsuit. In June 2001, this suit was refiled. The Company has again filed a motion for dismissal, which is presently pending before the Court. The ultimate outcome of this matter cannot presently be determined.

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

         On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family was seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty, and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit were based on an agency agreement by and between Arrowhead General Insurance Agency, Inc, ("Arrowhead") and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. The Company purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. This case has been settled and the Company has been formally dismissed.

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

         On August 22, 2000, a cross complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Clarendon (Clarendon National Insurance Company v. Nora Sauceda, Louis Sauceda, David Garcia, Arrowhead Claims Management, Inc., et. al. (BC199918)). Clarendon was seeking reimbursement against Arrowhead Claims Management, Inc ("Arrow") for an arbitration award in the amount of $14.5 million that was awarded to the plaintiffs against Clarendon in a lawsuit that alleged liability against Clarendon for bad faith in denying a claim and which was allegedly mishandled by Arrow prior to the acquisition of Arrow by the Company on December 1, 1998. The claims were based on an agency agreement between Arrowhead General Agency, Inc. and Clarendon and a claims management agreement between Arrow (then a subsidiary of Arrowhead General Agency, Inc.) and Clarendon. In October 2001, this case was settled and the Company has been formally dismissed.

         On February 6, 2001, the Company filed suit against Motors Insurance Company ("MIC") and General Motors Acceptance Corporation ("GMAC") alleging breach of contract under three separate agreements claiming damages of $3,036,925, $405,000, and $373,000, respectively. On April 11, 2001, MIC and
GMAC filed an answer and counterclaim against the Company alleging they received no working software and are seeking amounts paid to the Company (approximately $9.4 million), treble damages and court costs. During September 2001, this case was settled without the Company being required to pay any amounts to the other parties.

         On July 17, 2001, a class action lawsuit brought on behalf of claims adjusters employed by the Company was filed against the Company in the Superior Court of California, County of San Diego. The plaintiffs seek to recover overtime compensation allegedly earned but not paid by the Company during their employment or upon their departure, as well as civil statutory penalties. At this time the Company cannot predict the outcome of this litigation although the Company intends to vigorously defend against this action.

     From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.


6.       DEPENDENCE ON CUSTOMERS

         A major portion of the Company's revenues are concentrated in three customers. As such, the Company is subject to all the risks associated with a business that has a high degree of business concentrated in a small number of customers, including the risk that the loss of business from any one or more of its major customers for any reason, including, but not limited to, business difficulties encountered by its customers, could have a material adverse affect on the Company's business. For the three months and nine months ended September 30, 2001, Millers, Arrowhead and Clarendon accounted for approximately 28.2%, 40.3% and 11.9% and 28.1%, 41.2% and 11.9% respectively, of the Company's revenues.

         Millers has sold certain books of business and has begun processing other books of business in-house both of which will reduce Miller's need for policy administration, claims administration and other services currently provided by the Company. Also, the Company and Millers have renegotiated provisions of the Millers' MSA and may renegotiate additional terms of the Millers' MSA in the future. At this time, the Company estimates that the decrease in services and the renegotiated provisions of the Millers' MSA will result in decreased revenues from Millers in 2002 by approximately $7 million when compared to 2001 revenues. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease in services to Millers will have a material adverse impact on the Company's results of operations in the future.

         The Company is discussing the nature of its ongoing relationship with Arrowhead with a view towards addressing issues raised by both parties. It is not possible to ascertain the outcome of these discussions, but one outcome could be the restructuring of the Arrowhead business relationship that could result in reduced revenues from this relationship. For the nine months ended September 30, 2001, revenues from Arrowhead accounted for approximately 41% of the Company's revenues.

         On July 7, 2001, a the Company received notification from E.W. Blanch Insurance Services that it will be transferring the processing of Clarendon's Florida book of business to another company. We are currently in negotiations to retain the processing of this book of business, however, there can be no assurance that the Company will retain the processing, or that the terms will not be materially altered. Revenues from Clarendon's Florida book of business are approximately 7% of the Company's revenues.


7.       FINANCIAL RESULTS AND LIQUIDITY

The Company has incurred net losses of $19.6 million and $30.2 million for the years ended December 31, 1999 and 2000, respectively, and a net loss of $61.0 million for the nine months ended September 30, 2001. As of September 30, 2001, the Company estimates it had more than one year of cash and cash equivalents and investments on hand to meet its operating needs. The Company believes it will continue to experience material declines in future revenues due to the expected reduction in the Millers and other customers' business. If the Company is unable to replace its declining revenues, or to proportionately reduce its expenses, or experiences delays in the collection of receivables, the Company's liquidity will be adversely affected.

8.    RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141) and No. 142 "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 141 prohibits the use of the pooling of interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and intangible assets recognized in an entity's statement of financial position at that date regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and 142 to determine their effect on the Company, if any.

         The FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in August 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in October 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.


9.       SUBSEQUENT EVENTS

         The Board of Directors has approved a Rights Offering by the Company in an effort to raise approximately $5.0 million (the "Rights Offering") to provide additional financial stability for the Company and to strengthen the Company's financial position. Pursuant to the Rights Offering, the Company intends to offer subscription rights to shareholders as of a record date to be established by the Company that will permit shareholders of record to purchase their pro rata portion of the offered shares at a price to be set by the Board of Directors. The Rights Offering is subject to the approval of the Company's shareholders, who will vote on the matter at a special meeting of shareholders to be held in December 2001 or early 2002. There can be no assurance that the Rights Offering will be successfully completed or that the cash raised in the Rights Offering will be sufficient to meet the Company's future cash needs. This discussion of the Rights Offering is not an offer to purchase shares of the Company's common stock by exercising subscription rights which will only be made through a prospectus complying with the Securities Act of 1933, as amended.

         The Board of Directors has adopted a resolution approving and recommending to the Company's shareholders for their approval, a proposal to authorize the Board, in their discretion, to amend Article 4 of the Company's Restated Articles of Incorporation to effect a reverse stock split of the outstanding shares of common stock at a ratio of one-for-ten (the "Reverse Split".) Pursuant to the Reverse Split, each ten shares of common stock outstanding prior to the effective date of the Reverse Split will be reclassified as, and exchanged for, one share of newly issued common stock, par value $.01 per share. The Reserve Split is being proposed because the Company is facing the potential delisting of it common stock from the Nasdaq National Market (the "Nasdaq"). The closing bid price for Company's common stock has been less than $1.00 for more than 30 consecutive trading days and the Company therefore has not been in compliance with the Nasdaq requirements for continued listing. On September 27, 2001, the Company was informed by the staff of the Nasdaq Stock Market, Inc. that the they will delay enforcing the $1.00 minimum bid price requirement until at least January 2, 2002. The Company believes that the Reverse Split is likely to positively affect the trading price of the Company's common stock and, if the $1.00 minimum bid price requirement is reinstituted, cause the minimum bid price requirement to be met or exceeded for a minimum of 10 consecutive trading days. The result would be that the Company's common stock would not be delisted from the Nasdaq even if the $1.00 minimum bid price requirement is reinstituted. The Reverse Split is subject to the approval of the Company's shareholders, who will vote on the matter at a special meeting of shareholders to be held in December 2001 or early 2002. There are no assurances that the shareholders of the Company will approve the Reverse Split or the Company will be successful in maintaining its listing on the Nasdaq. If the Company's common stock is delisted from the Nasdaq it will trade on the Over-the-Counter Bulletin Board.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas


         We have reviewed the accompanying condensed consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of September 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
October 22, 2001

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:



                                                                 Three months ended            Nine months ended
                                                                   September 30                  September 30,
                                                             -------------------------   -------------------------
                                                                    2001    2000               2001      2000
                                                             -------------------------   -------------------------

   REVENUES:
     Outsourcing services..................................        88.9%       86.1%         90.9%       89.4%
     Software and software services........................         9.9        13.2           7.7         9.7
     Other ................................................         1.2         0.7           1.4         0.9
                                                                ----------    -------       -------    --------
          Total revenues...................................       100.0       100.0         100.0       100.0
                                                                ----------    -------       -------    --------
   EXPENSES:
     Cost of outsourcing services, net.....................        92.4        77.8          93.6        75.1
     Cost of software and software services................         3.7         3.4           3.8         4.3
     Cost of other revenues................................         0.4         0.1           0.4         0.3
     Selling, general and administrative...................        14.4         8.0          15.6         7.8
     Research and development, net.........................         1.9         0.9           2.3         0.9
     Severance expense.....................................         0.9         0.2           1.0         1.5
     Depreciation and amortization.........................        10.5         6.8           9.8         6.3
     Bad debt expense......................................         0.9         0.7           0.8         0.2
     Litigation expense....................................         2.7         0.5           1.9         0.2
     Intangible assets impairment..........................       180.5        47.1          56.2        13.8
                                                                ----------    --------      --------   --------
          Total expenses...................................       308.3       145.6         185.4       110.4
                                                                ----------    --------      --------   --------
   OPERATING LOSS..........................................      (208.3)      (45.6)        (85.4)      (10.4)
   OTHER INCOME............................................         0.3         0.5           0.7         0.5
                                                                ----------    --------      --------   --------
   LOSS BEFORE INCOME TAX AND CUMULATIVE
     EFFECT OF ACCOUNTING CHANGE...........................      (208.0)      (45.1)        (84.7)       (9.9)
   INCOME TAX BENEFIT (EXPENSE)............................      (115.6)       14.4         (29.7)        2.9
                                                                ----------    --------      --------   --------
   LOSS BEFORE CUMULATIVE  EFFECT OF
          ACCOUNTING CHANGE................................      (323.4)      (30.7)       (114.4)       (7.0)
   Cumulative effect of change in accounting for
   outsourcing services, net of taxes......................          --          --            --        (4.8)
                                                                ----------    --------      --------   --------
   NET LOSS  ..............................................      (323.4)%     (30.7)%      (114.4)%     (11.8)%
                                                                ==========    ========      ========   ========


Comparison of the Three Months Ended September 30, 2001 and 2000

         Revenues. Total revenues were $16.6 million for the three months ended September 30, 2001 compared to $29.7 million for the three months ended September 30, 2000, a decrease of $13.1 million or 44.1%. Outsourcing services revenues were $14.7 million for the three months ended September 30, 2001 compared to $25.5 million for the three months ended September 30, 2000, a decrease of $10.8 million or 42.3%. The decrease in outsourcing services revenue is due in part to the termination of both the Island Group and Robert Plan contracts during the second half of 2000. This decrease is also the result of contractual rate decreases on two contracts and a reduction in Millers business. Millers has sold certain books of business and has begun processing other books of business in-house, both of which will reduce Miller's need for policy administration, claims administration and other services currently provided by the Company. Also, the Company and Millers have renegotiated provisions of the

Millers' MSA and may renegotiate additional terms of the Millers' MSA in the future. At this time, the Company estimates that the decrease in services to Millers and the impact of the renegotiated provisions of the Millers' MSA will result in decreased revenues from Millers in 2002 of approximately $7 million when compared to 2001 revenues. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, these reductions will continue to have a material adverse impact on the Company's results of operations. Software and software services revenues were $1.6 million for the three months ended September 30, 2001 compared to $3.9 million for the three months ended September 30, 2000, a decrease of 2.3 million or 58.7%. The decrease in software and software services revenues is primarily attributable to the decision the Company made in December 1999 to reduce efforts directed toward increasing licensed software packages and services in order to focus on its outsourcing business. The Company has recently reversed this decision and is placing a renewed focus on software licensing and services.

         As described in Note 6, Dependence on Customers, to the condensed consolidated financial statements, the Company is dependent on revenues from Millers, Arrowhead and Clarendon, which accounted for approximately 28.2%, 40.3% and 11.9% of revenues for the three months ended September 30, 2001, respectively. The loss of any one of these customers could result in a material reduction in Company revenues and could have a material adverse affect on the Company's business.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $16.0 million for the three months ended September 30, 2001 compared to $24.1 million for the three months ended September 30, 2000, a decrease of $8.1 million or 33.6%. Cost of outsourcing services was $15.3 million for the three months ended September 30, 2001 compared to $23.1 million for the three months ended September 30, 2000, a decrease of $7.8 million or 33.8%. This decrease is primarily attributable to a decrease in staffing, equipment and data processing costs as a result of the termination of both the Island Group and Robert Plan contracts, combined with a company-wide initiative to reduce expenses. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 104.0% for the three months ended September 30, 2001 from 90.4% for the three months ended September 30, 2000. This increase is primarily a result of the above mentioned decreases in revenue from Millers and the contractual rate decreases without a proportional decrease in the costs incurred to provide outsourcing services under these contracts. Cost of software and software services was $0.6 million for the three months ended September 30, 2001 compared to $1.0 million for the three months ended September 30, 2000, a decrease of $0.4 million or 39.9%. This decrease is primarily attributable to the decline in sales of licensed software packages and services. Cost of software and software services as a percentage of software and software services revenues increased to 37.1% for the three months ended September 30, 2001 from 25.6% for the three months ended September 30, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $2.4 million in each of the three month periods ended September 30, 2001 and September 30, 2000. Selling, general and administrative expenses as a percentage of total revenues increased to 14.4% for the three months ended September 30, 2001 from 8.0% for the three months ended September 30, 2000. This increase is due to a decrease in total revenues without a corresponding decrease in the costs incurred for selling, general and administrative functions for the Company.

         Research and Development. Research and development expense was $0.3 million in each of the three month periods ended September 30, 2001 and September 30, 2000.

         Depreciation and Amortization. Depreciation and amortization expense was $1.7 million for the three months ended September 30, 2001 compared to $2.0 million for the three months ended September 30, 2000, a decrease of approximately $0.3 million or 14.8%. This decline is primarily due to the write-off of intangible and other assets in fiscal 2000 associated with the termination of both the Island Group and Robert Plan contracts.

         Intangible Assets Impairment. During the quarter ended September 30, 2001, the Company recorded an impairment charge of $29.9 million for contract acquisition costs in excess of net assets acquired and capitalized contract implementation costs related to Arrowhead. The Company re-evaluated the future cash flows under the Arrowhead contract and determined that such intangible assets were in excess of the expected future cash flows. See Note 3, Intangibles and Other Assets. During the quarter ended September 30, 2000, the Company recorded an impairment charge of $14.0 million for certain intangible and other assets associated with the termination of Island Insurance policy and claims outsourcing and the closing of the Pacific Service Center.

         Other Income. Other income, consisting principally of investment income, decreased to $0.1 million for the three months ended September 30, 2001 from $0.2 million for the three months ended September 30, 2000. This decrease is due to a decrease in cash equivalents and investments.

         Income Tax Benefit/Expense. During the three months ended September 30, 2001, the Company recorded a $19.1 million charge related to the establishment of a valuation allowance for deferred tax assets as a result of the Company's assessment that it is more likely than not that the deferred tax asset will not be realized. See Note 2, Deferred Tax Assets.

         Net Loss. Net loss was $53.6 million, or $2.83 per basic and diluted share, for the three months ended September 30, 2001 compared to a net loss of $9.1 million or $0.48 per basic and diluted share for the three months ended September 30, 2000. As discussed above, the net loss includes asset impairment charges of $29.9 million and $14.0 million for the periods ended September 30, 2001 and 2000, respectively. The net loss for the three months ended September 30, 2001 also includes a charge of $19.1 million related to the establishment of a valuation allowance for deferred tax assets. Excluding the impact from these charges, the net loss for the three months ended September 30, 2001 would have been $4.5 million, or $0.24 per basic and diluted share versus net income of $4.9 million or $0.25 per basic and diluted share for the comparable period in 2000. The year-over-year decline in results of operations is attributable to the reduction in revenues previously discussed, combined with an increased cost of outsourcing services and selling, general and administrative expenses expressed as a percentage of revenue.

Comparison of the Nine months Ended September 30, 2001 and 2000

         Revenues. Total revenues were $53.3 million for the nine months ended September 30, 2001 compared to $101.1 million for the nine months ended September 30, 2000, a decrease of $47.8 million or 47.3%. Outsourcing services revenues were $48.5 million for the nine months ended September 30, 2001 compared to $90.4 million for the nine months ended September 30, 2000, a decrease of $41.9 million or 46.3%. The decrease in outsourcing services revenue is due in part to the termination of both the Island Group and Robert Plan contracts during the second half of 2000. This decrease is also the result of contractual rate decreases on two contracts and a reduction in Millers business. Millers has sold certain books of business and has begun processing other books of business in-house, both of which will reduce Miller's need for policy administration, claims administration and other services currently provided by the Company. Also, the Company and Millers have renegotiated provisions of the Millers' MSA and may renegotiate additional terms of the Millers' MSA in the future. At this time, the Company estimates that the decrease in services to Millers and the impact of the renegotiated provisions of the Millers' MSA will result in decreased revenues from Millers in 2002 of approximately $7 million when compared to 2001 revenues. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, these reductions will continue to have a material adverse impact on the Company's results of operations. Software and software services revenues were $4.1 million for the nine months ended September 30, 2001 compared to $9.8 million for the nine months ended September 30, 2000, a decrease of $5.7 million or 58.1%. The decrease in software and software services revenues is primarily attributable to the decision the Company made in December 1999 to reduce efforts directed toward increasing licensed software packages and services in order to focus on its outsourcing business. The Company has recently reversed this decision and is placing a renewed focus on software licensing and services.

         As described in Note 6, Dependence on Customers, to the condensed consolidated financial statements, the Company is dependent on revenues from Millers, Arrowhead and Clarendon, which accounted for approximately 28.1%, 41.2%, and 11.9% of revenues for the nine months ended September 30, 2001, respectively. The loss of any one of these customers could result in a material reduction in Company revenues and could have a material adverse affect on the Company's business.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $52.1 million for the nine months ended September 30, 2001 compared to $80.6 million for the nine months ended September 30, 2000, a decrease of $28.5 million or 35.4%. Cost of outsourcing services was $49.8 million for the nine months ended September 30, 2001 compared to $75.9 million for the nine months ended September 30, 2000, a decrease of $26.1 million or 34.4%. This decrease is primarily attributable to a decrease in staffing, equipment and data processing costs as a result of the termination of both the Island Group and Robert Plan contracts, combined with a company-wide initiative to reduce expenses. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 102.9% for the nine months ended September 30, 2001 from 84.0% for the nine months ended September 30, 2000. Cost of software and software services was $2.0 million for the nine months ended September 30, 2001 compared to $ 4.4 million for the nine months ended September 30, 2000, a decrease of $2.4 million or 54.7%. This decrease is primarily attributable to the decline in sales of licensed software packages and services. Cost of software and software services as a percentage of software and software services revenues increased to 49.1% for the nine months ended September 30, 2001 from 44.7% for the nine months ended September 30, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $8.3 million for the nine months ended September 30, 2001 compared to $7.9 million for the nine months ended September 30, 2000, an increase of $0.4 million or 5.1%. The increase is principally the result of additions to senior management and a more aggressive marketing strategy. Selling, general and administrative expenses as a percentage of total revenues increased to 15.6% for the nine months ended September 30, 2001 from 7.8% for the nine months ended September 30, 2000. This increase is due to a decrease in total revenues without a corresponding decrease in the costs incurred for selling, general and administrative functions.

         Research and Development. Research and development expense increased to $1.2 million for the nine months ended September 30, 2001 from $0.9 million for the nine months ended September 30, 2000. The increase was primarily the result of a reduction in capitalized software development costs.

         Depreciation and Amortization. Depreciation and amortization expense was $5.2 million for the nine months ended September 30, 2001 compared to $6.4 million for the nine months ended September 30, 2000, a decrease of approximately $1.2 million or 18.9%. This decline is primarily due to the write-off of intangible and other assets associated with the termination of both the Island Group and Robert Plan contracts in 2000.

         Intangible Assets Impairment. For the nine months ended September 30, 2001, the Company recorded an impairment charge of $29.9 million for contract acquisition costs in excess of net assets acquired and capitalized contract implementation costs related to Arrowhead. The Company re-evaluated the future cash flows under the Arrowhead contract and determined that such intangible assets were in excess of the expected future cash flows. See Note 3, Intangibles and Other Assets. For the nine months ended September 30, 2000, the Company recorded an impairment charge of $14.0 million for certain intangible and other assets associated with the termination of Island Insurance policy and claims outsourcing and the closing of the Pacific Service Center.

         Other Income. Other income, consisting principally of investment income, decreased to $0.4 million for the nine months ended September 30, 2001 from $0.5 million for the nine months ended September 30, 2000. This decrease is due to a decrease in cash equivalents and investments.

         Income Tax Benefit/Expense. During the nine months ended September 30, 2001, the Company recorded a $19.1 million related to the establishment of a valuation allowance for deferred tax assets as a result of the Company's assessment that it is more likely than not the deferred tax asset will not be realized. See Note 2, Deferred Tax Assets.

         Cumulative Effect of Change in Accounting Principle. For the nine months ended September 30, 2000, the Company recognized a $4.9 million charge, net of the related tax benefit, for the cumulative effect of an accounting change, which resulted from the adoption of Staff Accounting Bulletin 101 - "Revenue Recognition in Financial Statements."

         Net Loss. Net loss was $61.0 million, or $3.24 per basic and diluted share, for the nine months ended September 30, 2001 compared to net loss of $11.9 million or $0.62 per basic and diluted share, for the nine months ended September 30, 2000. The net loss for the nine months ended September 30, 2001 includes the aforementioned asset impairment charges of $29.9 million as well as a charge of $19.1 million related to the establishment of a valuation allowance for deferred tax assets. The net loss for the nine months ended September 30, 2000 includes the aforementioned asset impairment charges of $14.0 million as well as the $4.9 million charge for the cumulative effect of the accounting change described above. Excluding the impact from these charges, the net loss for the nine months ended September 30, 2001 would have been $11.9 million, or $
0.63 per basic and diluted share versus net income of $6.9 million or $0.36 per basic and diluted share for the comparable period in 2000. The year-over-year decline in results is attributable to the reduction in revenues previously discussed, combined with an increased cost of outsourcing services and selling, general and administrative expenses expressed as a percentage of revenue.

Liquidity and Capital Resources

         Cash, cash equivalents and investments totaled $8.9 million as of September 30, 2001 compared to $13.5 million as of December 31, 2000, a decrease of $4.6 million. The decrease is primarily attributable to (i) $1.9 million of cash used by operating activities, (ii) $0.9 million of cash used for purchases of property and equipment, and (iii) $1.4 million of cash used for deferred contract costs.

         As of September 30, 2001, the Company estimates it had more than one year of cash and cash equivalents and investments on hand to meet its operating needs. For the nine months ended September 30, 2001, the Company experienced negative net cash flows from operations due to declining revenues without a proportional decrease in expenses partially offset by collections of significant accounts receivable balances. The Company will continue to experience material declines in future revenues due to the expected decline in the Company's outsourcing business with Millers, Clarendon or other existing customers. The Company has taken, and will continue to take, aggressive steps to reduce the cash utilization rate. The most significant of these steps were workforce reductions announced during the second and third quarters of 2001 whereby the Company reduced its headcount by approximately 12% and 7% respectively. Charges related to the employee layoffs were $0.2 million and $0.5 million in the three and nine months ended September 30, 2001. If these or other expense reductions are not sufficient to offset the Company's declining revenues or the Company experiences delays in the collection of accounts receivable, the Company's liquidity will be adversely affected.

         The Board of Directors has approved a Rights Offering by the Company in an effort to raise approximately $5.0 million (the "Rights Offering") to provide additional financial stability for the Company and to strengthen the Company's financial position. The Rights Offering is subject to the approval of the Company's shareholders, who will vote on the matter at a Special Meeting of Shareholders to be held in December 2001 or early 2002. There can be no assurance that the Rights Offering will be successfully completed or that the cash raised in the Rights Offering will be sufficient to meet the Company's future cash needs. This discussion of the Rights Offering is not an offer to purchase shares of the Company's common stock by exercising subscription rights which will only be made through a prospectus complying with the Securities Act of 1933, as amended.

         There can be no assurance that the various steps being undertaken by the Company to address its present liquidity difficulties will be adequate or that the Company can successfully manage its current liquidity requirements. The risks associated with these steps include the risk that expense reductions implemented by the Company are not sufficient in scope to enable the Company to meet its short-term liquidity requirements, or that revenue shortfalls continue at a level that remain disproportionately greater than the expense savings achieved, in which case the Company's ability to meet its short-term liquidity requirements would be adversely affected. While the Company may seek other outside financing to address its potential cash needs, in light of its current financial condition and recent results, and the currently constrained debt markets, there is no assurance that the Company can obtain outside financing. The Company's liquidity difficulties could increase with the loss of any additional customer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no quantitative or qualitative changes with respect to market risk exposure during the nine months ended September 30, 2001.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for Windows into Property & Casualty System and other software products and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that the Company did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by the Company's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. On December 21, 1999, the Company filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, restricting the surety from paying $3.7 million to Sul America until a final decision is rendered in the ordinary lawsuit to be filed. The case is now entering the evidentiary phase. The Company intends to pursue collection of its outstanding receivable balance of $1.2 million from Sul America and defend itself against Sul America's claims that the Company failed to comply with the terms of the contract. The ultimate outcome of this matter cannot presently be determined.

         On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiffs sought monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, were filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed, and the consolidation action has been transferred to the Fort Worth Division. The Company, together with the other defendants, filed a motion to dismiss. In March 2001, the Court granted the Company's motion to dismiss. As a result, an order was entered dismissing the case without prejudice and giving the plaintiffs leave to amend their lawsuit. In June 2001, this suit was refiled. The Company has again filed a motion for dismissal, which is presently pending before the Court. The ultimate outcome of this matter cannot presently be determined.

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

         On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family was seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty, and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit were based on an agency agreement by and between Arrowhead General Insurance Agency, Inc, ("Arrowhead") and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. The Company purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. This case has been settled and the Company has been formally dismissed.

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

         On August 22, 2000, a cross complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Clarendon (Clarendon National Insurance Company v. Nora Sauceda, Louis Sauceda, David Garcia, Arrowhead Claims Management, Inc., et. al. (BC199918)). Clarendon was seeking reimbursement against Arrowhead Claims Management, Inc ("Arrow") for an arbitration award in the amount of $14.5 million that was awarded to the plaintiffs against Clarendon in a lawsuit that alleged liability against Clarendon for bad faith in denying a claim and which was allegedly mishandled by Arrow prior to the acquisition of Arrow by the Company on December 1, 1998. The claims were based on an agency agreement between Arrowhead General Agency, Inc. and Clarendon and a claims management agreement between Arrow (then a subsidiary of Arrowhead General Agency, Inc.) and Clarendon. In October 2001, this case was settled and the Company has been formally dismissed.

         On February 6, 2001 the Company filed suit against Motors Insurance Company ("MIC") and General Motors Acceptance Corporation ("GMAC") alleging breach of contract under three separate agreements claiming damages of $3,036,925, $405,000, and $373,000, respectively. On April 11, 2001, MIC and
GMAC filed an answer and counterclaim against the Company alleging they received no working software and are seeking amounts paid to the Company (approximately $9.4 million), treble damages and court costs. During September 2001, this case was settled without the Company being required to pay any amounts to the other parties.

         On July 17, 2001, a class action lawsuit brought on behalf of claims adjusters employed by the Company was filed against the Company in the Superior Court of California, County of San Diego. The plaintiffs seek to recover overtime compensation allegedly earned but not paid by the Company during their employment or upon their departure, as well as civil statutory penalties. At this time the Company cannot predict the outcome of this litigation although the Company intends to vigorously defend against this action.

         From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.





ITEM 5.    OTHER INFORMATION

         Effective November 11, 2001, the Company's Board of Directors elected Mr. Richard Marxen to serve as Chief Executive Officer of the Company. Mr. John Pergande, the Company's former Chief Executive Officer, will continue as
Chairman of the Board of Directors. Mr. Marxen has thirty years experience creating or turning around insurance software development companies. He was the founder and CEO of Connective Technologies, Inc a profitable software development company. Last year, he served as CEO of Wheatley Insurance Systems. Earlier, he was founder and CEO of Marxen & Associates a consulting and investment firm specializing in turnarounds. In addition to his insurance ventures, Mr. Marxem was also the director and board chairman for Apple Orthodontix, Inc., a public company providing practice management assistance to orthodontists.


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

         4.2 Form of Amended and Restated Rights Agreement, by and between the Company and U.S. Trust Company of Texas, N.A. dated as of December 18, 1998. (Incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1998, filed March 26, 1999).

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re: Unaudited Interim Financial Information.

         (b) The following report on 8-K was filed during the quarter ended September 30, 2001:

                  Report on 8-K filed on August 14, 2001 with respect to the Registrant's request of a hearing to appeal a Nasdaq Staff Determination that the Company's common stock is subject to delisting from the Nasdaq National Market.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November  14, 2001

                                        INSPIRE INSURANCE SOLUTIONS, INC.

                                        /s/ JOHN F. PERGANDE
                                        ----------------------------------------
                                        John F. Pergande
                                        Chairman of the Board
                                        (principal executive officer)

                                        /s/ PATRICK E. GRADY
                                        ----------------------------------------
                                        Patrick E. Grady
                                        Chief Financial Officer
                                        (principal financial officer)

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

4.2 Form of Amended and Restated Rights Agreement, by and between the Company and U.S. Trust Company of Texas, N.A. dated as of December 18, 1998. (Incorporated by reference to Exhibit 4.2 of the Company's 10-K for the year ended December 31, 1998, filed March 26, 1999).

11.1     Statement regarding Computation of Per Share Earnings.

15.1     Letter Re: Unaudited Interim Financial Information.