Form 10-K
period 2001-12-31
INSPIRE INSURANCE SOLUTIONS INC
filed 2002-11-07
CIK 1042051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

       Registrant's telephone number, including area code: (817) 348-3900

Securities registered pursuant to Section 12(b) of the Act:

    Title of Class                      Name of Exchange on Which Registered
    --------------                      ------------------------------------
        None                                           N/A
Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)
                 Series A Junior Preferred Stock Purchase Rights
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No X
                                             -----   -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in or any amendment to this Form 10-K.

         As of August 31, 2002, the Company has outstanding 19,153,708 shares of common stock. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the bid price of such stock on the OTC Bulletin Board on September 9, 2002 was $483,206. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.


                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                                                                                                                Page


PART I............................................................................................................1
         ITEM 1.           BUSINESS...............................................................................1
         ITEM 2.           PROPERTIES.............................................................................9
         ITEM 3.           LEGAL PROCEEDINGS.....................................................................10
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS....................................12

PART II..........................................................................................................12
         ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.................12
         ITEM 6.           SELECTED FINANCIAL DATA...............................................................13
         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATION..........................................................................15
         ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................29
         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................29
         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE............................................................................32

PART III.........................................................................................................32
         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................32
         ITEM 11.          EXECUTIVE COMPENSATION................................................................35
         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................40
         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................41

PART IV..........................................................................................................42
         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................42

SIGNATURES.......................................................................................................43



                                     PART I
ITEM 1.  BUSINESS.

                                  Introduction

         INSpire Insurance Solutions, Inc. ("INSpire," or the "Company"), is a Texas corporation that was formed in April 1995. INSpire is a leading provider of policy and claims administration outsourcing and software solutions to the property and casualty ("P&C") insurance industry. INSpire's outsourcing services, which generally are provided for a fee that is calculated using a percentage of premium written and/or a claims incurred basis, include application of underwriting and rating criteria defined by the insurer, policy issuance, policyholder mailings, customer service, billing and collections, claims adjusting and processing, and information technology ("IT") services. INSpire also provides software and software services to the P&C insurance industry. These products include policy and claims administration systems, including systems that increase the productivity of insurers by automating certain functions, such as workflow management, underwriting rules and guidelines, document production, and rating algorithms. The Company utilizes these same systems, which run on a variety of platforms, to provide its outsourcing solutions. Software sales typically include a software license fee, implementation services fees, and ongoing software maintenance fees.

                                 Reorganization

         INSpire and INSpire Claims Management, Inc., a wholly owned subsidiary of INSpire, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Northern District of Texas in Ft. Worth on February 15, 2002. During 1998 and 1999, the Company acquired three large contracts and through those contracts grew revenue to $140 million. The Company developed the associated fixed infrastructure to provide the service required under these contracts. During 2000 and 2001, those contracts were either canceled or significantly reduced in scope, resulting in a severe decline in revenue. The Company also experienced significant declines in business from its existing customers, leaving the Company with excess infrastructure costs. It was the unnecessary infrastructure costs that the Company was targeting with this restructuring.

         The original goal of the reorganization was to enable the Company to emerge as a stronger entity, of an efficient size with appropriate expense levels. The Company has since determined that the reorganization as an independent entity is neither feasible nor in the best interests of the Company's estate, creditors or shareholders. After careful deliberation and in consultation with the Creditors Committee, the Company determined that the only viable course of action, consistent with their fiduciary duties, is to seek to maximize the value of the Company's estates through a sale of all or substantially all of their respective assets.

         The Company has filed with the Bankruptcy Court, a proposed Plan of Reorganization (the "Plan"), and an accompanying Disclosure Statement for the Plan of Reorganization (the "Disclosure Statement"). The following is a summary of the Plan.

         The Plan anticipates a potential sale of substantially all of the Company's assets including real property, intellectual property, cash, receivables, other current and long term assets, contractual rights, and other assets to CGI Group, Inc. ("CGI"), as set forth in a letter of intent that the Company and CGI executed on or about July 24, 2002 (the "Letter of Intent"). In exchange for such assets, CGI agreed to pay the Company $8,200,000 in cash (the "Cash Purchase Price") and assume up to $14,000,000 in liabilities including pre and post petition obligations incurred in the ordinary course of business, contractual obligations, unearned revenue and tax liabilities. The specific assets and liabilities to be included in a final definitive agreement are subject to ongoing negotiations. The Cash Purchase Price is based on the assumption that the "Net Asset Value" (as defined in the Letter of Intent) will be $7,000,000 (the "Assumed Net Asset Value"). Seven business days prior to the closing of this transaction, which must occur prior to November 15, 2002, the Company will deliver to the CGI a revised estimate of the Net Asset Value (the "Estimated Net Asset Value"). The Cash Purchase Price will be adjusted (upward or downward, as appropriate) by the amount that the Estimated Net Asset Value differs from the Assumed Net Asset Value; provided, however, that no adjustment will be made to the extent that the Estimated Net Asset Value exceeds
$8,400,000. The Company currently estimates the Cash Purchase Price to be adjusted to approximately $5,400,000.

         The Company also negotiated with ChoicePoint Inc. ("ChoicePoint"), for the potential sale of the Company's assets. Choicepoint filed a letter of intent with the Bankruptcy Court on October 24, 2002. Under the terms of the letter of intent, ChoicePoint would pay the Company $10,700,000 for all the assets of the Company and assume $3,146,785 in liabilities, as well as assuming certain future vendor obligations and leases. The offer was subject to certain conditions. On November 4, 2002, the Company was informed by Choicepoint that they were withdrawing their offer

         The cash proceeds from a sale transaction and any remaining assets of the Company, if any (collectively, the "Trust Assets") will be transferred to a liquidating trust (the "Trust"). Michael G. Lawrence of NACM SW (the "Trustee") will be the initial trustee for the Trust and will liquidate the Trust Assets and distribute the proceeds to the creditors of the Company.

         The Trust Assets will be used to pay claims of creditors until such claims (and all expenses incurred in implementing the Plan) are paid in full, with any remaining assets being distributed to equity security holders. A total of $22,965,300 in claims have been filed in the Bankruptcy Court. The Company is in the process of analyzing these claims and, at this time, cannot give an exact amount of the claims which will be allowed; however, the Company believes that a substantial portion of these claims will be disallowed.

         Each equity security holder will receive a pro rata portion of such remaining assets, if any, based on the number of shares held as of the record date. The record date for such distributions will be the effective date of the Plan (the "Distribution Record Date"), which will be a date, as determined by the Company, on or after the date in which (i) a sale has been completed and
(ii) the Trust has been formed, and the Trustee has been appointed. At such time, trading of the shares of the equity security interests of the Company will cease.

         The Company is presently operating at a substantial net cash loss without any realistic prospect of reducing the rate at which the value of the estates is eroding. It is important to the Company, the creditors and other interested constituencies that an asset purchase agreement be finalized and accepted as expeditiously as possible.

                              Products and Services

         INSpire offers complete outsourcing, software, and professional service solutions for P&C insurer's policy and claims administration.

Outsourcing services. INSpire offers a range of services that are capable of providing a turnkey outsourcing solution to all of a P&C insurer's policy and claims administration needs. Outsourcing services include application of underwriting and rating criteria defined by the insurer, policy issuance, policyholder mailings, customer service, billing and collections, claims adjusting and processing, and IT services. The customer determines the extent to which it uses INSpire's services. A team of INSpire and customer personnel works closely together to ensure the integration of the customer's outsourced and in-house activities. INSpire's outsourcing services include the following:

         o Policy Administration. INSpire offers a suite of services to customers that are considering outsourcing their policy administration. The customer retains all of the insurance risk or risk associated with underwriting insurance. The customer typically pays INSpire a percentage of premiums written for policy administration services, which include the following:

                o   direct, agency and internet marketing support
                o   policy issuance and acceptance

                o   application of underwriting  and rating criteria  defined by
                    the   insurer
                o   customer service phone center for policyholders and agents
                o accounting, billing and collections, commission calculation and disbursement, statutory reporting and regulatory compliance
                o   comprehensive management and service bureau reporting

        o Claims Administration. Claims administration describes the management of appraising, qualifying and settling P&C insurance claims. INSpire maintains a staff of claims adjusters and examiners and also uses independent claims adjusters. INSpire reviews insurance coverage, performs a claim analysis, and prepares a check for payment of the claim, if warranted. As part of this service, INSpire provides claim reporting capabilities 24 hours a day, seven days a week. INSpire also offers special investigations, subrogation, and salvage services as part of claims administration services. The customer typically pays INSpire on either a percentage of premiums earned or claims incurred basis.

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

Software products. INSpire's policy and claims software platform is a complete set of tools to automate the back office of an insurance company. The suite is branded INSideOUT, reflecting the Company's belief, that the tool enables carriers to transform their operations, improve customer service and reduce operating expenses. It includes several components:

         INSideOUTSM policy/claims processing - the heart of INSpire's software suite, offering fully integrated functions such as policy and claims administration, billing, reinsurance, agency processing and management/statistical reporting. All components work together to make processing more efficient, accurate and productive. Processing is performed online, in real-time, so changes to policies and claims are available instantly.

         INSideOUTSM rating - an object-oriented rating tool that allows non-technical users create, build, test and maintain the rating algorithms used in the insurance industry.

         INSideOUTSM   underwriting   -  rule-based   software  that   automates
         underwriting analysis and ensures consistent results by applying defined rules and associated rule parameters to policy data. Policies that meet a carrier's underwriting criteria will automatically issue. Policies that do not meet underwriting requirements will result in a referral. A relational database is used to store and report statistical information about underwriting results. Statistics related to concerns that are constantly noted on applications and the accommodations each underwriter is making are generated. Extensive management reporting capabilities are provided.

         INSideOUTSM web-enablement - a real-time internet-based rating, underwriting and policy issuance system that allows insurance carriers to sell and service insurance policies either direct to the consumer or through agents. The tool permits consumers or agents to complete insurance transactions real-time through the Internet, including ordering third-party underwriting reports, accepting payments and issuing declaration pages and ID cards.

         INSideOUTSM third-party ordering/receiving - enables insurance companies to map data from external agencies to internal systems. It automates the process of originating and submitting report requests to outside vendors such as credit reporting bureaus, industry service organizations and driver's license bureaus. It also allows customers to receive, display and print reports from outside vendors. The system can provide information on a batch or real-time basis.

         INSideOUTSM workflow/imaging - incorporates administrative tools and automated workflow to reduce manual handling and to promote a paperless insurance company environment. The software automates the flow of information by integrating data, image and text into one system, providing real-time access to customer information. Customers have the ability to know the disposition of business at any time due to the tracking capabilities within the workflow queue.

         INSideOUTSM agency interface (TransFluent(R)) - a unique and powerful software tool that allows customers to exchange information between existing legacy systems, migrate data to new applications and upload/download from legacy systems to agency management systems.

         INSideOUTSM print output - allows for laser quality printing of policy declarations, forms, endorsements, billing notices, letters, and cancellation and non-renewal notices. This PC-based productivity tool gives users complete control over sorting, collating and policy assembly.

The customer typically pays a one-time software license and implementation fee, a time and materials fee for custom modifications (if any), and an on-going fee for maintenance and enhancements.

                               Product Development

         The market for INSpire's services is characterized by rapidly changing technology, new laws and regulations, and frequent introductions of new products and enhancements. The Company's future success depends in part on its ability to respond to these changes and needs. INSpire's development efforts focus on enhancement of information processing systems, expansion of operating system compatibility, and development of new services for emerging insurance markets. INSpire regularly surveys users and incorporates their recommendations into its product development plans. In addition to developing and enhancing proprietary technologies, INSpire may enter into strategic alliances with other firms to utilize systems that complement INSpire's business. The Company plans two releases of its product line each year.

         INSpire's 2001 Product Development Plan reduced implementation timeframes, increased quality, and improved operational efficiency. The Company issued three releases of its INSideOUT software in 2001, as planned, incorporating more than 135 enhancements to the system. Version 7.0, released in March 2001, marked the re-establishment of an integrated base system, along with increased system functionality and the addition of the workflow/imaging component to the base system. The integrated system serves as the starting point for all future system development. Version 7.1, released in May 2001, added the web-enablement component to the integrated solution offering and also brought additional component functionality. This release also provided the ability to run all system components on a single server. Version 7.2, released in July 2001, incorporated the new brand name, "INSideOUTSM" (formerly known as WPC) within the system and its documentation.

         The 2002 Product Development Plan focuses on enhancing commercial lines functionality and increasing system flexibility. Version 8.0, released in February 2002, included 200+ system enhancements. Commercial capabilities were enhanced by automated rating and policy issuance. Workflow capabilities were enhanced by improved user interfaces and productivity enhancements. The web-enablement tool now has policy and claims inquiry capabilities for all lines of business. Version 8.1 was released in the second half of 2002 and includes further processing, billing, and web-enablement enhancements.

         INSpire has made substantial investments in the enhancement and development of its outsourcing services and proprietary software utilized to provide those services. The Company incurred research and development costs of approximately $1.6 million in 2001, $3.9 million in 2000 and $6.8 million in 1999. INSpire currently has approximately 25 employees that perform product development and quality assurance.

                               Sales and Marketing

         INSpire has a three person sales and marketing team dedicated to new business and customer development. This team conducts strategic marketing to a base of customers identified on the basis of detailed customer criteria developed by INSpire's marketing personnel. INSpire conducts marketing programs that include direct mail, trade shows, public relations, advertising, and ongoing customer communication programs. INSpire also markets its outsourcing services through insurance brokers, industry consultants, managing general agents, and reinsurers.

         When an opportunity is identified and a request for proposal is received, INSpire prepares and submits a comprehensive proposal directly to the prospective customer. The prospective customer is then invited to tour one of INSpire's service centers and discuss the customer's requirements in detail. The Company has an on-site customer training room at its service center in Fort Worth that enables INSpire personnel to work with and train both prospective and current customers on INSpire's services and products. While the sales cycle varies from customer to customer, it typically ranges from three to twelve months.

                       Existing Customers & Target Market

         INSpire currently provides outsourcing services to insurance companies, reinsurers, and managing general agents. INSpire's largest customer is Arrowhead General Insurance Agency ("Arrowhead"), a managing general agent which accounted for approximately 41.5% of the Company's total revenues for the year ended December 31, 2001. Effective December 1, 1998, INSpire entered into a ten-year agreement to provide policy administration services, and INSpire Claims Management, Inc. ("ICM") a wholly owned subsidiary of INSpire, entered into a ten-year agreement to provide claims administration services to Arrowhead. In May 2002, INSpire and Arrowhead agreed to restructure certain policy and claims processing agreements in a way that better serves both companies' business and financial objectives. Under the terms of the restructured agreements, INSpire will continue to provide policy and claims administration services for Arrowhead's personal property business through December 2008. Arrowhead will assume responsibility for policy administration of its personal auto and commercial lines businesses. (In January 2002, Arrowhead Claims Management resumed responsibility for its personal auto claims administration.) Arrowhead is purchasing from INSpire an INSideOUT software license to support its personal auto and commercial businesses. INSpire will provide software applications consulting services to Arrowhead through December 2008. The restructured agreements are expected to increase INSpire's profits by approximately $1.2 million per year despite a reduction of INSpire's revenues by approximately $4 million per year. The agreements were signed May 14, 2002 and were immediately effective.

         The Millers Group represented 28% of Inspire's revenues for the year ended December 31, 2001. The Millers Group includes the Millers Insurance Company ("Millers Insurance", an indirect wholly-owned subsidiary of Millers American Group, Inc. ("Millers American")), which owned approximately 24% of the outstanding common stock of INSpire as of December 31, 2001, and other subsidiaries of Millers American. The Millers Group has sold certain books of business and has begun processing other books of business in-house, both of which will reduce The Millers Group's need for policy administration, claims administration and other services currently provided by INSpire. Also, INSpire and Millers American renegotiated provisions of The Millers Group's Master Services Agreement ("MSA") and may renegotiate additional terms of the MSA in the future. At this time, INSpire estimates that the decrease in services and the renegotiated provisions of the MSA will decrease revenues from The Millers Group in 2002 to approximately $8.3 million when compared to 2001 revenues of $19.3 million

         INSpire entered into a five-year information technology services agreement with Tokio Marine Management, Inc. in April 2000. At the center of the information technology agreement is the web enabled client/server technology developed by INSpire.

         On July 7, 2001, INSpire received notification from E.W. Blanch Insurance Services that it will be transferring the processing of Clarendon's Florida book of business to another company. This book of business represented approximately 12% of 2001 revenues. INSpire is currently in negotiations to retain the processing of this book of business, however, there can be no assurance that the Company will retain the processing, or that the terms will not be materially altered.

         During 2001, The Millers Group, Arrowhead and E.W. Blanch Insurance Services accounted for 28%, 42%, and 12% of the Company's revenues. As such, the Company has been dependent upon these customers for a major part of its revenues. As noted above, the Company expects that revenues from these customers will be reduced substantially from $56.2 million in the aggregate in 2001 to $27.4 million in the aggregate in 2002. The contract with E.W. Blanch expired in 2001. Tower Hill is waiting until we emerge from bankruptcy before formalizing our contract for this business. Inspire does have a verbal agreement until the contract is signed.

         There are 5 other active customers for which INSpire currently performs outsourcing functions. In addition, INSpire currently has approximately 40 software and software services customers.

                         Customer Support and Operations

         INSpire provides both policy and claims administration outsourcing and technology services at its service centers in Fort Worth, Texas and San Diego, California. The Company also provides claims administration outsourcing services at its service centers in Tampa, Florida, and Las Vegas, Nevada. The Company maintains a customer service call center for policyholders and agents 24 hours a day, seven days a week. INSpire employs approximately 193 people in its policy and claims administration service centers.

         INSpire provides software services and technology services at its service centers in Sheboygan, Wisconsin, Columbia, South Carolina, and Roswell, Georgia. INSpire employs approximately 76 people in these service centers.

                              Intellectual Property

         INSpire relies on contract rights and copyright and other intellectual property laws to protect its products as trade secrets and confidential proprietary information. The Company holds no patents on its intellectual property. INSpire's agreements with its current and prospective customers prohibit disclosure of INSpire's trade secrets and proprietary information to third parties without the consent of the Company and generally restrict the use of INSpire's products to the customers' operations. INSpire also informs its employees of the proprietary nature of its products and typically obtains from them agreements not to disclose trade secrets and proprietary information. Notwithstanding these restrictions, INSpire cannot assure that its competitors could not obtain unauthorized access to INSpire's software source code and other trade secrets and proprietary information. INSpire owns common law trademarks, copyrights, and service marks which are used in connection with its business in all segments. These trademarks are important to its business. Depending upon the jurisdiction, the Company's trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of these trademarks can generally be renewed indefinitely as long as the trademarks are in use.

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

                   COMPETITION, EMPLOYMENT, AND OTHER FACTORS

                                   Competition

         The markets for policy and claims administration, IT services, and software are highly competitive. The policy administration and IT services outsourcing markets are dominated by a few large companies, including Mynd
Corporation ("MYND"), a wholly owned subsidiary of Computer Sciences Corporation. Other competitors include HUON Corporation, The Freedom Group, Inc. and Electronic Data Systems. INSpire competes for outsourcing customers on the basis of customer service, performance, product features, and price. The claims administration outsourcing market is highly fragmented, with competition from a large number of claims administration companies of varying size as well as independent contractors. Competition in the claims administration market is principally price driven. Two of the larger competitors in this market are Cunningham Lindsey and Crawford & Company, Inc. Software competitors include Allenbrook, Casetek, Applied Systems, AITE and several others. INSpire recognizes that additional competitors could enter the market and the Company is vigilant in its efforts to compete against new and existing competitors.

         INSpire believes that its most significant competition for outsourcing services comes from policy and claims administration and information systems development performed in-house by insurance companies, reinsurers, and managing general agencies. Insurers that fulfill some or all of their policy and claims administration needs in-house typically have made a significant investment in their information processing systems and may be less likely to utilize INSpire's services. In addition, insurance company personnel have a vested interest in maintaining these responsibilities in-house.

         Many of INSpire's competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than INSpire, including name recognition with current and potential customers. As a result, these competitors may devote more resources to the development, promotion, and sale of their services or products than INSpire and respond more quickly to emerging technologies and changes in customer requirements. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their services and products to address customer needs. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. INSpire cannot be assured that it will be able to compete successfully against current and future competitors, or that competitive pressure faced by INSpire will not have a material adverse effect on its business, financial condition, cash flows, or results of operations.

                                    Employees

         As of August 31, 2002, INSpire had 322 full time employees, of whom 3 were employed in sales and marketing functions, 13 in management and finance, 186 in claims and policy services, 109 in technology, and 11 in human resources and facilities. The Company's employees are not represented by any collective bargaining organization and none of its employees are covered by a collective bargaining agreement.

                               Recent Developments

         On November 11, 2001, the Company's Board of Directors elected Richard Marxen to serve as President and Chief Executive Officer of the Company.

         On February 15, 2002, NASDAQ suspended trading pending receipt of additional information from INSpire about the Company's reorganization plan. Effective March 8, 2002, the Company voluntarily delisted its stock from the NASDAQ National Market.

         On February 15, 2002, the Company and its subsidiary filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas (Case Nos. 02-41228-DML-11 and 02-41231-DML-11). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits. On August 26, 2002 the Company filed the Plan of Reorganization and Disclosure Statement. See "Item 1 Business Reorganization."

         On April 30, 2002, INSpire terminated its IT outsourcing contract with Lockheed Martin. Lockheed Martin had been providing data center, networking, server support, desktop support and help desk services to INSpire under the terms of a ten-year contract entered into in 2001. On May 1, 2002, responsibility for running all IT functions transitioned from Lockheed Martin to INSpire. While Lockheed brings real value to large, complex IT environments, INSpire has greatly simplified its systems environment by consolidating data centers, servers and other IT services. As a result, INSpire is able to provide IT services directly at a lower cost than working through Lockheed. In June 2002, the Company received Court approval for a settlement on the IT outsourcing contract with Lockheed Martin. The settlement amount of $1.5 million included payment of $833,757 for all prepetition liabilities due Lockheed Martin and $729,243 for damages from the contract's cancellation.

         During May 2002, INSpire received approval from the U.S. Bankruptcy Court to restructure certain policy and claims processing agreements with Arrowhead. Under the terms of the restructured agreements, INSpire will continue to provide policy and claims administration services for Arrowhead's personal property business through December 2008. Arrowhead will assume responsibility for policy administration of its personal auto and commercial lines businesses. (In January 2002, Arrowhead Claims Management resumed responsibility for its personal auto claims administration.) Arrowhead is purchasing from INSpire an
INSideOUT software license to support its personal auto and commercial businesses. INSpire will provide software applications consulting services to Arrowhead through December 2008. The agreements were signed May 14, 2002 and were immediately effective.

         The Company was notified by Clarendon in August 2002 that it will not renew approximately 13,500 policies with renewal dates from November 1, 2002 through January 31, 2003. The Company estimates that this will decrease revenues over the next twelve months by approximately $600,000.

         The Company announced on August 15, 2002, that Tom Slone, John F. Pergande, Gregory B. Kent and Daniel E. Berce resigned as members of the Company's board of directors. Mr. Pergande also served as the chairman of the board of directors. Mr. Slone's resignation was effective June 6, 2002. Messrs. Pergande and Kents' resignations were effective August 13, 2002 and Mr. Berce's resignation was effective August 14, 2002. None of the resigning directors cited disagreements with the Company relating to the Company's operations, policies or practices as a reason for their departure.

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

    Special Note Regarding Forward-Looking Statements and Other Risk Factors

         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to INSpire or its management, identify forward-looking statements. These forward-looking statements are based on information currently available to INSpire's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to difficulties associated with the conduct of its business as a debtor-in-possession, INSpire's dependence on major customers and limited operating history, technological change, competitive factors and pricing pressures, product development risks, changes in legal and regulatory requirements, general economic conditions, and other factors described in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements reflect the current views of INSpire's management with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, growth strategy, and liquidity of INSpire. All subsequent written and oral forward-looking statements attributable to INSpire or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

         The risks  included  above are not  exhaustive.  Other sections of this report may include additional factors that could adversely impact the Registrant's business and financial performance. Moreover, the Registrant is currently a debtor-in-possession under the Chapter 11 of the U.S. Bankruptcy Code, which limits many aspects of its business and entails supervision by the Bankruptcy Court, which constrains aspects of its business activity. Further, the Registrant operates in a very competitive and rapidly changing environment. The Company's ability to compete is adversely affected by its bankruptcy filing. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of known risk factors on the Registrant's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. The Registrant undertakes no obligation to revise or publicly release the results of any revisions to forward-looking statements or to identify any new risk factors that may arise. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future results.

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

                              Available Information

         INSpire files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document INSpire files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. INSpire's SEC filings are also available to the public at INSpire's web site at http://www.nspr.com or at the SEC's web site at http://www.sec.gov. You may also obtain copies of INSpire's filings with the Bankruptcy Court from INSpire's web site.

ITEM 2.  PROPERTIES.

         The following table sets forth certain information with respect to the principal facilities used in INSpire's operations as of June 30, 2002:

                                                                  Current        Approximate
                                                                  Monthly          Square               Lease
          Location                       Function                  Rent            Footage         Expiration Date
--------------------------    -----------------------------  --------------  -----------------  ------------------
Fort Worth, Texas.........    Corporate headquarters and     $   82,500             55,000      March 2004
                              outsourcing services
San Diego, California.....    Outsourcing services               98,453             93,000      April 2007
Columbia, South Carolina..    Product development,               12,337             12,493      August 2004
                              software services, and
                              technical support
Sheboygan, Wisconsin......    Product development,                8,112              7,488      October 2005
                              software services, and
                              technical support
Tampa, Florida............    Claims center                      14,225              8,863      January  2006
Roswell, Georgia..........    Product development,                  541                325      September 2003
                              software services, and
                              technical support


         The aggregate monthly rental expense for the properties listed above is $216,524. INSpire also leases satellite facilities with an aggregate monthly lease rate of $600.

         INSpire sublets part of the property in San Diego to Arrowhead Insurance Group for $85,000 a month. INSpire also subleases part of the same property to Plus Orthopedics for $19,107 a month.

         INSpire believes that its existing facilities are adequate to meet its requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for WPC (now known as INSideoutSM) and other software products, and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that INSpire did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. The Letter of Credit expired on September 1, 2000. On December 21, 1999, INSpire filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, to restrict Sul America from drawing down on a performance bond. The Company has also asserted a counterclaim for the nonpayment of various amounts by Sul America. Sul America filed a motion for relief from the stay which was heard by the Bankruptcy Court on October 2, 2002. The Bankruptcy court denied the motion without prejudice to its being reasserted after January 1, 2003. In the meantime the parties are directed to mediation, which is to include ACE Seguradora, S.A., the bonding company.

         On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's common stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et al. v. INSpire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff sought monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, were filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. INSpire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. INSpire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed, and the consolidation action has been transferred to the Fort Worth Division. The Company, together with the other defendants, filed a motion to dismiss. In March 2001, the Court granted the Company's motion to dismiss. As a result, an order was entered dismissing the case without prejudice and giving the Plaintiffs leave to amend their lawsuit. In June 2001, this suit was refiled. This matter was dismissed with prejudice and without the right to re-plead in April 2002. The Plaintiffs have appealed the matter to the United States Court of Appeals for the Fifth Circuit.

         On March 2, 2000, the Company filed an arbitration claim against The Doctor's Company with the American Arbitration Association to collect $1,546,095 as the amount due to the Company under a License Agreement, Implementation Support Agreement, and Accelerated Enhancement Plan Agreement. On March 21, 2000, The Doctor's Company submitted a claim for breach of contract against the Company with the American Arbitration Association and filed suit against the Company in the Superior Court of the State of California to compel arbitration in California. On August 30, 2000, the Court denied the petition to compel arbitration in California. The Doctor's Company arbitration claim alleged that as a result of the Company's failure to meet obligations under its agreements The Doctor's Company was entitled to the return of $912,507 previously paid to the Company plus direct costs and consequential damages. In August 2000, the American Arbitration Association consolidated the arbitration proceeding filed by The Doctor's Company with the arbitration proceeding commenced by the Company. This case was settled November 22, 2001 after paying $400,000 to The Doctor's Company.

         On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family was seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty, and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit were based on an agency agreement by and between Arrowhead General Insurance Agency, Inc, ("Arrowhead") and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. The Company purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. This case was dismissed on June 5, 2001.

         On August 22, 2000, a cross complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Clarendon (Clarendon National Insurance Company v. Nora Sauceda, Louis Sauceda, David Garcia, Arrowhead Claims Management, Inc., et. al. (BC199918)). Clarendon was seeking reimbursement against Arrowhead Claims Management, Inc ("Arrow") for an arbitration award in the amount of $14.5 million that was awarded to the plaintiffs against Clarendon in a lawsuit that alleged liability against Clarendon for bad faith in denying a claim and which was allegedly mishandled by Arrow prior to the acquisition of Arrow by the Company on December 1, 1998. The claims were based on an agency agreement between Arrowhead General Agency, Inc. and Clarendon and a claims management agreement between Arrow (then a subsidiary of Arrowhead General Agency, Inc.) and Clarendon. In January 2002, this case was settled and the Company was formally dismissed.

         On February 6, 2001, the Company filed suit against Motors Insurance Company ("MIC") and General Motors Acceptance Corporation ("GMAC") alleging breach of contract under three separate agreements claiming damages of $3,036,925, $405,000, and $373,000, respectively. On April 11, 2001, MIC and
GMAC filed an answer and counterclaim against the Company alleging they received no working software and were seeking amounts paid to the Company (approximately $9.4 million), treble damages and court costs. During September 2001, this case was settled and the Company received $1 million in settlement of its claim.

         On May 14, 2001, Benchmark General Agency ("Benchmark") filed suit in the 101st Judicial District Court of Dallas County, Texas seeking damages for breach of contract. The suit alleges that INSpire failed to successfully implement a system conversion and as a result Benchmark suffered damages for costs incurred and loss of business. The Company asserted claims for past-due monies owed to the Company for the sale of the system implementation. This case was dismissed without prejudice on September 20, 2002.

         On July 17, 2001, a class action lawsuit brought on behalf of claims adjusters allegedly employed by the Company was filed against the Company in the Superior Court of California, County of San Diego. The plaintiffs seek to recover overtime compensation allegedly earned but not paid by the Company during their employment or upon their departure, as well as civil statutory penalties. At this time the Company cannot predict the outcome of this litigation although the Company intends to vigorously defend against this action.

         On January 18, 2002 Shelia and Jamie Codova filed suit in the Second Judicial District Court, County of Bernalillo, New Mexico against INSpire and other parties for emotional distress as a result of their automobile claim allegedly not being handled properly. (The client involved with this suit is Phoenix Indemnity, the insurer.) The dispute arose over the value of the plaintiff's automobile and whether it was a total loss. The plaintiff is seeking $50,000 plus punitive damages and costs. At this time the Company cannot predict the outcome of this litigation and is seeking to be dismissed from this action or make a nominal settlement.

         On February 15, 2002, the Company and its subsidiary filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas (Case Nos. 02-41228-DML-11 and 02-41231-DML-11). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits. On August 26, 2002 the Company filed the Plan of Reorganization and Disclosure Statement. See "Item 1 - Business - Reorganization"

         From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of 2001, the Company submitted no matters to shareholders for votes.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER  MATTERS.

                           Price Range of Common Stock

         The Common Stock was traded throughout 2001 on the Nasdaq National Market under the trading symbol NSPR. The following table sets forth the high and low closing sales prices as reported by the Nasdaq National Market for the common stock for the periods indicated.

           2000                                           High            Low

           First Quarter.............................  $  4.63       $   2.63
           Second Quarter............................  $  3.88       $   2.09
           Third Quarter.............................  $  2.88       $   1.13
           Fourth Quarter............................  $  1.31       $   0.16

           2001

           First Quarter.............................  $  1.50       $   0.22
           Second Quarter............................  $  1.00       $   0.46
           Third Quarter.............................  $  0.80       $   0.35
           Fourth Quarter............................  $  0.60       $   0.27

         On February 15, 2002, NASDAQ suspended trading pending receipt of additional information about the Company's reorganization plan. Effective March 8, 2002, the Company voluntarily delisted its stock from trading on the Nasdaq National Market System.

         As of August 31, 2002, there were approximately 291 record holders and approximately 2,300 beneficial holders of the common stock.

                                 Dividend Policy

         INSpire has never declared or paid any cash dividends on the common stock. INSpire does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.               SELECTED FINANCIAL DATA

         The selected financial data of INSpire presented below as of December 31, 2001, 2000, 1999, 1998, and 1997, and for the years ended December 31, 2001,
2000, 1999, 1998, and 1997 have been derived from the audited financial statements of INSpire. The selected financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and INSpire's Financial Statements. The results of operations presented below are not necessarily indicative of the results of operations that may be achieved in the future.



                                                                      Year Ended December 31,
                                            ----------------------------------------------------------------------------
                                                2001          2000 (1)        1999(2)        1998(3)         1997(4)
                                            --------------  -------------  -------------- --------------  --------------
                                                                 (in thousands, except share data)

Statement of Operations Data:
Revenues:
     Outsourcing services                       $  62,908      $ 114,340       $ 111,700      $  50,901       $  32,458
     Software and software services                 5,054
                                                                  11,087          26,940         33,988          21,101
     Other                                            903          1,173           1,918          2,290           3,010
                                            --------------  -------------  -------------- --------------  --------------
     Total revenues
                                                   68,865        126,600         140,558         87,179          56,569
                                            --------------  -------------  -------------- --------------  --------------

Expenses:
     Cost of outsourcing services
                                                   65,009        100,718          81,458         26,303          20,798
     Cost of  software  and  software
     services                                       2,678          5,401          19,184         19,120          10,681

     Cost of other revenues                           253            401           1,154          1,606           2,413

     Selling, general and administrative           11,368          9,957          18,308         14,581           8,643

     Research and development, net                  1,570          2,139           5,195          2,983           1,190

     Depreciation and amortization                  6,340          8,345           9,186          6,210           4,001

     Purchased research and development                --             --              --            500           3,000
     Deferred compensation                             --             --              --             --           3,949
     Provision for severance costs                    644          1,905           1,721             --              --

     Provision for bad debts                          598          2,293          10,991            275              71

     Litigation                                     1,528          1,023           1,229             --              --

     Intangible assets impairment                  31,545         31,647          16,757             --              --

     Management fees to shareholder                    --             --              --             --           1,290
     Gain on sale of subsidiary                        --             --              --             --          (1,634)
     Other                                             --             --             804             --              --
                                            --------------  -------------  -------------- --------------  --------------
     Total expenses                               121,533        163,830         165,987         71,578          54,402
                                            --------------  -------------  -------------- --------------  --------------
Operating income (loss)                          (52,669)       (37,230)        (25,429)         15,601           2,167
Other income                                          399            522           1,396          2,675             350
                                            --------------  -------------  -------------- --------------  --------------
Income (loss) before income tax and
    cumulative effect of accounting
    change                                       (52,270)       (36,708)        (24,033)         18,276           2,517
Income tax benefit (expense)                     (15,844)         11,374           4,343        (6,706)           (801)
                                            --------------  -------------  -------------- --------------  --------------
Net income (loss) before cumulative
    effect of accounting change                  (68,113)       (25,334)        (19,690)         11,570           1,716
Cumulative effect of change in
    accounting for outsourcing
    services, net of $2,184 income tax
    benefit                                            --        (4,862)              --             --              --
                                            --------------- -------------- -------------- --------------  --------------
Net income (loss)                               $ (68,113)     $ (30,196)     $ (19,690)      $  11,570       $   1,716
                                            ==============  =============  ============== ==============  ==============

Net income (loss) per share (basic)
      before cumulative effect of
      accounting change                        $   (3.61)      $  (1.33)      $   (1.04)       $   0.65        $   0.14
                                            --------------  -------------  -------------- --------------  --------------


Cumulative effect of change in
      accounting for outsourcing
      services, net of income tax
      benefit                                          --         (0.25)              --             --              --
                                            --------------  -------------  -------------- --------------  --------------
Net income (loss) per share (basic)          $      (3.61)   $    (1.58)      $    (1.04)      $   0.65   $        0.14
                                            ==============  =============  ============== ==============  ==============
Net income (loss) per share (diluted)
       before cumulative effect of
       accounting change                     $      (3.61)   $    (1.33)      $    (1.04)      $   0.58   $         0.13
Cumulative effect of change in
       in accounting for outsourcing
       services, net of income tax benefit             --         (0.25)              --              --             --
                                            --------------  -------------  -------------- --------------  --------------

Net income (loss) per share (diluted)        $     (3.61)    $    (1.58)      $   (1.04)       $   0.58   $        0.13
                                            ==============  =============  ============== ==============  ==============

Weighted average shares (basic)                18,884,957     19,111,658      18,930,371     17,854,390      12,206,055

Weighted average shares (diluted)              18,884,957     19,111,658      18,930,371     19,838,583      13,173,746

Balance Sheet Data:
Cash and cash equivalents                       $   5,778    $    13,486       $  17,674      $  48,094       $  28,039

Working capital                                     (968)         23,537          36,407         68,387          30,375

Total assets                                       22,680         97,892         132,028        132,808          67,897

Current portion of long-term debt                      --             --              --            383             610
Long-term debt, excluding current
     portion                                           --             --              --             --             373
Shareholders' equity                                7,681         75,482         104,471        120,345          48,766


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

(3) Includes $500,000 of purchased research and development expenses relating to the acquisition of Paragon Interface, Inc. on April 20, 1998. Excluding the effect of this charge, operating expenses, operating income and net income would have been $71.1 million, $16.1 million and $12.1 million, respectively, and net income per share (basic) would have been $0.68 and net income per share (diluted) would have been $0.61.

(4) Includes $3.0 million of purchased research and development expenses relating to the acquisition of Strategic Data Systems, Inc. on March 17, 1997, $3.9 million of deferred compensation expense relating to the grant of stock options to executive officers and $1.6 million gain on sale of Applied Quoting Systems, Inc., a wholly-owned subsidiary of INSpire that was sold by INSpire on September 15, 1997. Excluding the effect of such items, operating expenses, operating income and net income would have been $49.1 million, $7.5 million and $5.1 million, respectively, and net income per share (basic) would have been $0.42 and net income per share (diluted) would have been $0.39


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Revenues from outsourcing services are recognized as services are rendered. INSpire is typically paid a percentage of premiums written or premiums collected for policy administration services, a percentage of premiums earned or claims incurred for claims administration services, and a percentage of premiums written subject to a minimum fee for IT services. Outsourcing services contracts generally are for terms of two to ten years. Due to the ongoing nature of these outsourcing services and the length of the terms of the service contracts, outsourcing services generate recurring revenues. Initial installations of software systems generally include a one-time license fee and a contract for the installation and customization of the system to meet the customer's specifications, which INSpire bills at an hourly rate. Amounts charged for the initial license and the installation and customization of systems are recognized as revenue during the installation period in proportion to the hours expended for installation compared to the total hours projected for installation. In other instances, revenues are recognized based on performance milestones specified in the contract. INSpire recognizes the annual fee charged for maintenance of the customer's system over the maintenance contract period. Revenues from computer hardware and equipment sales, included in other revenues, are recognized when INSpire receives notification that the equipment has been shipped by the manufacturer and title has passed to the customer. Changes in estimates of percentage of completion or losses, if any, associated with outsourcing or software services are recognized in the period in which they are determined. Unearned revenues consist of billings to customers in advance of revenues recognized on such services. Unbilled receivables consist of revenues recognized in advance of billings due to timing differences related to billing schedules specified in contracts.

         INSpire incurs research and development costs that relate primarily to the development of new services and products and major enhancements to existing services and products. Research and development costs are comprised primarily of salaries. INSpire expenses or capitalizes, as appropriate, these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All costs incurred prior to the time management believes a project has reached "technological feasibility" are expensed. Software production costs incurred subsequent to reaching technological feasibility are capitalized, if material, and reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized over the expected service life of the related software, generally three to seven years, using the straight-line method. The cost and related accumulated amortization of projects are written off as they become fully amortized.

         INSpire also capitalizes certain incremental fees and direct costs associated with long-term outsourcing service agreements, including contract acquisition and system implementation costs. These deferred costs are amortized over the related contract period of up to ten years using the straight-line method.

         The Company periodically assesses the recoverability of capitalized software production costs and deferred contract costs by determining whether the carrying amount of those long lived assets can be recovered through undiscounted future operating cash flows and, if warranted, an impairment is recognized. The impairment, if any, is measured by the difference between net book value and estimated discounted future cash flows, and is charged to expense in the period identified.

                     Summary of Critical Accounting Policies

         Revenue Recognition - Revenues from outsourcing services are recognized as services are rendered. INSpire is typically paid a percentage of premiums written for policy administration services, a percentage of premiums earned or claims incurred for claims administration services and a percentage of premiums written, subject to a minimum fee, for IT services. Outsourcing services contracts generally are for terms of two to ten years. Due to the ongoing nature of these outsourcing services and the length of the terms of the service contracts, outsourcing services generate recurring revenues. Initial installations of software systems generally include a one-time license fee and a contract for the installation and customization of the system to meet the customer's specifications, which INSpire bills at an hourly rate. Amounts charged for the initial license and the installation and customization of systems are recognized as revenue during the installation period in proportion to the hours expended for installation compared to the total hours projected for installation. In other instances, revenues are recognized based on performance milestones specified in the contract. INSpire recognizes the annual fee charged for maintenance of the customer's system over the maintenance contract period. Revenues from computer hardware and equipment sales, included in other revenues, are recognized when INSpire receives notification that the equipment has been shipped by the manufacturer and title has passed to the customer. Changes in estimates of percentage of completion or losses associated with software services are recognized in the period in which they are determined. Losses associated with outsourcing services are recognized in the period in which they are determined. Unearned revenues consist of billings to customers in advance of revenues recognized on such services. Unbilled receivables consist of revenues recognized in advance of billings due to timing differences related to billing schedules specified in contracts.

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

                         Liquidity and Capital Resources

         Cash and cash equivalents and investments decreased $7.7 million from December 31, 2000 to December 31, 2001. This decrease was primarily due to $3.9 million in cash used to fund operations and $2.1 million property and equipment purchases, as well as $1.4 million in cash used to fund contract costs.

         The Company incurred negative net cash flows from declining contract revenues without a proportional decrease in expenses. The Company may experience material declines in future revenues due to the expected decline in the Company's outsourcing business with Millers American and the Arrowhead Group. As of August 1, 2002, the Company has approximately eight months of cash and cash equivalents and investments on hand. This assumes no expense savings, new sales, or accounts receivable collection. The Company's liquidity difficulties could increase with the loss of any additional clients. There can be no assurance that the Company can successfully manage its current liquidity requirements.

         Since February 15, 2002, the Company as been operating as a debtor-in-possession, subject to Chapter 11 of the U.S. bankruptcy Code. As a result, the Company's business activities have been disrupted by the distractions resulting from this bankruptcy filing. This filing has led to management distraction from business activity as the Company has sought to devote efforts to a successful reorganization. Further, the Company's resources have been constrained and personnel reduced by virtue of the bankruptcy filing. These distractions have had and may continue to have a material adverse affect on the Company's business. In addition, there is a risk of continued customer defections and inability to obtain new customers as a result of the filing for bankruptcy.

         The original goal of the reorganization was to enable the Company to emerge as a stronger entity, of an efficient size with appropriate expense levels. The Company has since determined that the reorganization as an independent entity is neither feasible nor in the best interests of the Company's estate, creditors or shareholders. After careful deliberation and in consultation with the Creditors Committee, the Company determined that the only viable course of action, consistent with their fiduciary duties, is to seek to maximize the value of the Company's estates, through a sale of all or substantially all of their respective assets.

         The Company has filed with the Bankruptcy Court, a proposed Plan of Reorganization (the "Plan"), and an accompanying Disclosure Statement for the Plan of Reorganization (the "Disclosure Statement"). The following is a summary of the Plan.

         The Plan anticipates a potential sale of substantially all of the Company's assets including real property, intellectual property, cash, receivables, other current and long term assets, contractual rights, and other assets to CGI Group, Inc. ("CGI"), as set forth in a letter of intent that the Company and CGI executed on or about July 24, 2002 (the "Letter of Intent"). In exchange for such assets, CGI agreed to pay the Company $8,200,000 in cash (the "Cash Purchase Price") and assume up to $14,000,000 in liabilities including pre and post petition obligations incurred in the ordinary course of business, contractual obligations, unearned revenue and tax liabilities. The specific assets and liabilities to be included in a final definitive agreement are subject to ongoing negotiations. The Cash Purchase Price is based on the assumption that the "Net Asset Value" (as defined in the Letter of Intent) will be $7,000,000 (the "Assumed Net Asset Value"). Seven business days prior to the closing of this transaction, which must occur prior to November 15, 2002, the Company will deliver to the CGI a revised estimate of the Net Asset Value (the "Estimated Net Asset Value"). The Cash Purchase Price will be adjusted (upward or downward, as appropriate) by the amount that the Estimated Net Asset Value differs from the Assumed Net Asset Value; provided, however, that no adjustment will be made to the extent that the Estimated Net Asset Value exceeds
$8,400,000. The Company currently estimates the Cash Purchase Price to be adjusted to approximately $5,400,000.

         The Company also negotiated with ChoicePoint Inc. ("ChoicePoint"), for the potential sale of the Company's assets. Choicepoint filed a letter of intent with the Bankruptcy Court on October 24, 2002. Under the terms of the letter of intent, ChoicePoint would pay the Company $10,700,000 for all the assets of the Company and assume $3,146,785 in liabilities, as well as assuming certain future vendor obligations and leases. The offer was subject to certain conditions. On November 4, 2002, the Company was informed by Choicepoint that they were withdrawing their offer.

         The cash proceeds from a sale transaction and any remaining assets of the Company, if any (collectively, the "Trust Assets"), will be transferred to a liquidating trust (the "Trust"). Michael G. Lawrence of NACM SW (the "Trustee") will be the initial trustee for the Trust and will liquidate the Trust Assets and distribute the proceeds to the creditors of the Company.

         The Trust Assets will be used to pay claims of creditors until such claims (and all expenses incurred in implementing the Plan) are paid in full, with any remaining assets being distributed to equity security holders. A total of $22,965,300 in claims have been filed in the Bankruptcy Court. The Company is in the process of analyzing these claims and, at this time, cannot give an exact amount of the claims which will be allowed; however, the Company believes that a substantial portion of these claims will be disallowed.

         Each equity security holder will receive a pro rata portion of such remaining assets, if any, based on the number of shares held as of the record date. The record date for such distributions will be the effective date of the Plan (the "Distribution Record Date"), which will be a date, as determined by the Company, on or after the date in which (i) a sale has been completed and
(ii) the Trust has been formed, and the Trustee has been appointed. At such time, trading of the shares of the equity security interests of the Company will cease.

         The Company is presently operating at a substantial net cash loss without any realistic prospect of reducing the rate at which the value of the estates is eroding. It is important to the Company, the creditors and other interested constituencies that an asset purchase agreement be finalized and accepted as expeditiously as possible.


                              Results of Operations

         The following table sets forth, with respect to INSpire and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                                          Year Ended December 31,
                                                     -------------------------------------------------------------------
                                                         2001         2000          1999         1998         1997
                                                     ------------- ------------ ------------- ------------ ------------

Revenues:
     Outsourcing services..........................       91.4%         90.3%        79.5%        58.4%        57.4%
     Software and software services................        7.3           8.8         19.2         39.0         37.3
     Other.........................................        1.3           0.9          1.3          2.6          5.3
                                                     ------------- ------------ ------------- ------------ ------------
                Total revenues.....................      100.0         100.0        100.0       100.0         100.0
                                                     ------------- ------------ ------------- ------------ ------------
Expenses:
     Cost of outsourcing services..................       94.4          80.1         58.0           30.2       36.8
     Cost of software and software services........        3.9           4.3         13.7           21.9       18.9
     Cost of other revenues........................        0.4           0.3          0.8            1.8        4.3
     Selling, general and administrative...........       16.5           7.9         13.0           16.8       15.3
     Research and development......................        2.3           1.7          3.7            3.4        2.1
     Depreciation and amortization.................        9.2           6.6          6.5            7.1        7.0
     Purchased research and development............        0.0           0.0          0.0            0.6        5.3
     Deferred compensation.........................        0.0           0.0          0.0            0.0        7.0
     Provision for severance costs.................        0.9           1.5          1.2            0.0        0.0
     Provision for bad debts.......................        0.9           1.8          7.8            0.3        0.1
     Litigation....................................        2.2           0.8          0.9            0.0        0.0
     Intangible assets impairment..................       45.8          25.2         11.9            0.0        0.0
     Management fees to shareholder................        0.0           0.0          0.0            0.0        2.3
     Gain (loss) on sale of subsidiary.............        0.0           0.0          0.0            0.0       (2.9)
     Other.........................................        0.0           0.0          0.6            0.0        0.0
                                                     ------------- ------------ ------------- ------------ ------------
                Total expenses.....................      176.5         130.3        118.1          82.1        96.2
                                                     ------------- ------------ ------------- ------------ ------------
Operating income (loss)............................      (76.5)        (30.3)       (18.1)         17.9         3.8
Other income (expense).............................        0.6           0.4          1.0           3.1         0.6
                                                     ------------- ------------ ------------- ------------ ------------
Income (loss) before income tax and cumulative           (75.9)        (29.9)       (17.1)         21.0         4.4
     effect of accounting change...................
Income taxes benefit (expense).....................      (23.0)          9.3          3.1          (7.7)       (1.4)
                                                     ------------- ------------ ------------- ------------ ------------
Net  income   (loss)   before   cumulative   effect
of accounting change...............................      (98.9)        (20.6)       (14.0)         13.3         3.0
Cumulative effect of change in accounting for
     outsourcing services, net of income
     tax benefit...................................        0.0          (3.9)         0.0           0.0         0.0
                                                     ------------- ------------ ------------- ------------ ------------
Net income (loss)..................................      (98.9)        (20.9)       (14.0)         13.3         3.0
                                                     ============= ============ ============= ============ ============


            Comparison of the Years Ended December 31, 2001 and 2000

         Revenues. Total revenues were $68.8 million for the year ended December 31, 2001 compared to $126.6 million for the year ended December 31, 2000, a decrease of $57.7 million or 45.6%. Outsourcing services revenues were $62.9 million for the year ended December 31, 2001 compared to $114.3 million for the year ended December 31, 2000, a decrease of $51.4 million or 45%. The decrease in outsourcing services revenue is due in part to the termination of both the Island Group and Robert Plan contracts during the second half of 2000. This decrease is also the result of contractual rate decreases on two contracts and a reduction in The Millers Group's business. The Millers Group has sold certain books of business and has begun processing other books of business in-house, both of which will reduce The Millers Group's need for policy administration, claims administration and other services currently provided by the Company. Also, the Company and Millers American have renegotiated provisions of The Millers Group's MSA and may renegotiate additional terms of the MSA in the future. At this time, the Company estimates that the decrease in services to The Millers Group and the impact of the renegotiated provisions of The Millers Group's MSA will result in decreased revenues from The Millers Group in 2002 to approximately $8.2 million compared to 2001 revenues of $19.3 million. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, these reductions will continue to have a material adverse impact on the Company's results of operations. Software and software services revenues were $5 million for the year ended December 31, 2001 compared to $11 million for the year ended December 31, 2000, a decrease of $6 million or 54.41%. The decrease in software and software services revenues is primarily attributable to the decision the Company made in December 1999 to reduce efforts directed toward increasing licensed software packages and services in order to focus on its outsourcing business. The Company has recently reversed this decision and is placing a renewed focus on software licensing and services.

         As described in Note 13 to the consolidated financial statements, Transactions with Major Customers, the Company is dependent on revenues from The Millers Group, Arrowhead and Clarendon National Insurance Company, which accounted for approximately 28%, 42%, and 12% of revenues for the year ended December 31, 2001, respectively. The loss of any one of these customers could result in a material reduction in Company revenues and could have a material adverse effect on the Company's business. As noted elsewhere herein, The Millers Group, Arrowhead and Clarendon have notified the Company that they each intend to reduce business with the Company, and aggregate revenues in 2002 for these customers are expected to decline from $56.2 million in 2001 to $ 23.7million in 2002. If these revenues are not replaced this revenue reduction will have a material adverse effect on the Company's future results of operations and cash flows.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $67.9 million for the year ended December 31, 2001 compared to $106.5 million for the year ended December 31, 2000, a decrease of $38.6 million or 36.2%. Cost of outsourcing services was $65 million for the year ended December 31, 2001 compared to $100.7 million for the year ended December 31, 2000, a decrease of $35.7 million or 35.5%. This decrease is primarily attributable to a decrease in staffing, equipment and data processing costs as a result of the termination of both the Island Group and Robert Plan contracts, combined with a company-wide initiative to reduce expenses. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 103.3% for the year ended December 31, 2001 from 88.1% for the year ended December 31, 2000. Cost of software and software services was $2.6 million for the year ended December 31, 2001 compared to $5.4 million for the year ended December 31, 2000, a decrease of $2.7 million or 50.4%. This decrease is primarily attributable to the decline in sales of licensed software packages and services. Cost of software and software services as a percentage of software and software services revenues increased to 53% for the year ended December 31, 2001 from 48.7% for the year ended December 31, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $11.4 million for the year ended December 31, 2001 compared to $10 million for the year ended December 31, 2000, an increase of $1.4 million or 14%. The increase is principally the result of additions to senior management and a more aggressive marketing strategy. Selling, general and administrative expenses as a percentage of total revenues increased to 16.5% for the year ended December 31, 2001 from 7.9% for the year ended December 31, 2000. This increase is due to a decrease in total revenues without a corresponding decrease in the costs incurred for selling, general and administrative functions.

         Research and Development. Research and development expense decreased to $1.6 million for the year ended December 31, 2001 from $2.1 million for the year ended December 31, 2000. The decrease was primarily the result of a reduction in staffing costs.

         Depreciation and Amortization. Depreciation and amortization expense was $6.3 million for the year ended December 31, 2001 compared to $8.3 million for the year ended December 31, 2000, a decrease of approximately $2.0 million or 24%. This decline is primarily due to the write-off of intangible and other assets associated with the termination of both the Island Group and Robert Plan contracts in 2000.

         Intangible Assets Impairment. For the year ended December 31, 2001, the Company recorded an impairment charge of $31.5 million for contract acquisition costs in excess of net assets acquired and capitalized contract implementation costs related to the Arrowhead and Millers Phoenix Indemnity contracts. The Company re-evaluated the future cash flows under these contracts and determined that such intangible assets were in excess of the expected future cash flows. See Note 5, Intangibles and Other Assets. For the year ended December 31, 2000, the Company recorded an impairment charge of $31.6 million for certain intangible and other assets associated with the termination of Island Group and the Robert Plan contracts.

         Other Income. Other income, consisting principally of investment income, decreased to $0.4 million for the year ended December 31, 2001 from $0.8 million for the year ended December 31, 2000. This decrease is due to a decrease in cash equivalents and investments.

         Income Tax Benefit/Expense. For the year ended 2001 the Company recorded a $ 15.8 million charge and includes the establishment of a valuation allowance for deferred tax assets as a result of the Company's assessment that it is more likely than not the deferred tax asset will not be realized. See Note 7, to the Consolidated Financial Statements, Income Taxes.

         Cumulative Effect of Change in Accounting Principle. For the year ended December 31, 2000, the Company recognized a $4.9 million charge, net of the related tax benefit, for the cumulative effect of an accounting change, which resulted from the adoption of Staff Accounting Bulletin 101 - "Revenue Recognition in Financial Statements."

         Net Loss. Net loss was $68.1 million, or $3.61 per basic and diluted share, for the year December 31, 2001 compared to net loss of $30.2 million or $1.58 per basic and diluted share, for the year ended December 31, 2000. The net loss for the year ended December 31, 2001 includes the aforementioned asset impairment charges of $31.5 million as well as a charge of $19.1 million related to the establishment of a valuation allowance for deferred tax assets. The net loss for the year ended December 31, 2000 includes the aforementioned asset impairment charges of $31.5 million as well as the $4.9 million charge for the cumulative effect of the accounting change described above. Excluding the impact from these charges, the net loss for the year ended December 31, 2001 would have been $17.5 million, or $0.91 per basic and diluted share versus net income of $6.2 million or $0.33 per basic and diluted share for the year ended December 31, 2000. The year-over-year decline in results is attributable to the reduction in revenues previously discussed, combined with an increased cost of outsourcing services and selling, general and administrative expenses expressed as a percentage of revenue.

            Comparison of the Years Ended December 31, 2000 and 1999

         Revenues. Total revenues decreased 10.0% from December 31, 1999 to December 31, 2000. This decrease is primarily attributable to the $15.9 million decrease in software and software services revenues. The decrease in software and software services revenues is due to the Company's decision in December 1999 to discontinue efforts directed toward increasing licensed software packages and services in order to focus on its outsourcing business. Outsourcing services revenues increased $2.6 million for the year ended December 31, 2000. This increase resulted from: (i) the Company performing outsourcing services under an agreement with The Robert Plan entered into effective April 1, 1999 and (ii) the Company performing services under five additional outsourcing contracts entered into after March 31, 1999. These increases were partially offset due to decreases in revenues during the third and fourth quarters resulting from the following actions: (i) contractual rate decreases on two contracts and (ii) an overall decrease in Millers American business. In December 2000 INSpire received notice from the Robert Plan that it would be terminating its outsourcing contract agreement. As a result of the termination of both the Island Group and Robert Plan contracts, the Company had $33.2 million in outsourcing revenues in 2000, which will not continue.

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

         Unusual Operating Expenses. Unusual operating expenses incurred by the Company during the year ended December 31, 2000 included: (i) bad debt expense,
(ii) litigation expense, (iii) severance expense, (iv) impairment of intangible assets, (v) the cumulative effect of change in accounting policy, and (vi) other charges. For the year ended December 31, 2000 unusual operating expenses totaled $41.7 million. These charges consisted of: (i) bad debt expense of $2.3 million which reflected management's best estimate of collectibility of receivable balances; (ii) litigation expense of $1.0 million relating to lawsuits in which the Company defended itself; (iii) severance costs of $1.9 million relating to the separation of several employees; (iv) $31.6 million in intangible assets impairment charges resulting from the termination of both the Island Group and Robert Plan contracts, and (v) $4.9 million for the cumulative effect of accounting change. During 1999, the Company recognized $31.5 million in charges primarily relating to the Company's assessment of the recoverability of assets associated with its software business. These charges consist of: (i) $11.0 million to increase the allowance for bad debts, (ii) $1.2 million of litigation expenses, (iii) $16.8 million for the impairment of intangible assets, (iv) $1.7 million for severance costs, and (v) approximately $800,000 in other charges.

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

         Intangible Asset Impairment. The Company recognized an impairment charge in August 2000 of approximately $14.0 million for certain intangible and other assets associated with the Island Insurance policy and claims outsourcing agreement and the Pacific Service Center. The impairment charge was necessitated by the termination of the Island Agreement and closing of the Pacific Service Center. In December 2000, the Company recognized an impairment charge of approximately $17.6 million for intangible and other assets associated with the termination of the Robert Plan outsourcing contract. During 1999, the Company recognized an impairment charge of $16.8 million for certain intangible assets, including a substantial portion of the goodwill and software acquired in the purchases of Strategic Data Systems, Inc. in March 1997 and Paragon Interface, Inc. in April 1998, the software license associated with the Company's agreement with Cover-All Systems, Inc. entered into in October 1997, and internally capitalized software development costs. The impairment was necessitated by the Company's determination that future expected sales and cash flows from the Company's software operations would be significantly lower than previously expected.

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

         Cumulative Effect of Change in Accounting Principle. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 was effective no later than the fourth quarter of fiscal year 2000. Effective with the beginning of the fourth quarter of fiscal year 2000, the Company adopted SAB
101. The cumulative effect of the adoption of SAB 101 had a negative impact of $4.9 million on net income after tax effects for the year ended December 31, 2000.

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

         Debtor-in-Possession. Since February 15, 2002, the Company as been operating as a debtor-in-possession, subject to Chapter 11 of the U.S. bankruptcy Code. As a result, the Company's business activities have been disrupted by the distractions resulting from this bankruptcy filing. This filing has led to management distraction from business activity as the Company has sought to devote efforts to a successful reorganization. Further, the Company's resources have been constrained and personnel reduced by virtue of the bankruptcy filing. These distractions have had and may continue to have a material adverse affect on the Company's business. In addition, there is a risk of continued customer defections and inability to obtain new customers as a result of the bankruptcy filing.

         The original goal of the reorganization was to enable the Company to emerge as a stronger entity, of an efficient size with appropriate expense levels. The Company has since determined that the reorganization as an independent entity is neither feasible nor in the best interests of the Company's estate, creditors or shareholders. After careful deliberation and in consultation with the Creditors Committee, the Company determined that the only viable course of action, consistent with their fiduciary duties, is to seek to maximize the value of the Company's estates, through a sale of all or substantially all of their respective assets.

         The Company has filed with the Bankruptcy Court, a proposed Plan of Reorganization (the "Plan"), and an accompanying Disclosure Statement for the Plan of Reorganization (the "Disclosure Statement"). The following is a summary of the Plan.

         The Plan anticipates a potential sale of substantially all of the Company's assets including real property, intellectual property, cash, receivables, other current and long term assets, contractual rights, and other assets to CGI Group, Inc. ("CGI"), as set forth in a letter of intent that the Company and CGI executed on or about July 24, 2002 (the "Letter of Intent"). In exchange for such assets, CGI agreed to pay the Company $8,200,000 in cash (the "Cash Purchase Price") and assume up to $14,000,000 in liabilities including pre and post petition obligations incurred in the ordinary course of business, contractual obligations, unearned revenue and tax liabilities. The specific assets and liabilities to be included in a final definitive agreement are subject to ongoing negotiations. The Cash Purchase Price is based on the assumption that the "Net Asset Value" (as defined in the Letter of Intent) will be $7,000,000 (the "Assumed Net Asset Value"). Seven business days prior to the closing of this transaction, which must occur prior to November 15, 2002, the Company will deliver to the CGI a revised estimate of the Net Asset Value (the "Estimated Net Asset Value"). The Cash Purchase Price will be adjusted (upward or downward, as appropriate) by the amount that the Estimated Net Asset Value differs from the Assumed Net Asset Value; provided, however, that no adjustment will be made to the extent that the Estimated Net Asset Value exceeds
$8,400,000. The Company currently estimates the Cash Purchase Price to be adjusted to approximately $5,400,000.

         The Company also negotiated with ChoicePoint Inc. ("ChoicePoint"), for the potential sale of the Company's assets. Choicepoint filed a letter of intent with the Bankruptcy Court on October 24, 2002. Under the terms of the letter of intent, ChoicePoint would pay the Company $10,700,000 for all the assets of the Company and assume $3,146,785 in liabilities, as well as assuming certain future vendor obligations and leases. The offer was subject to certain conditions. On November 4, 2002, the Company was informed by Choicepoint that they were withdrawing their offer.

         The cash proceeds from a sale transaction and any remaining assets of the Company, if any (collectively, the "Trust Assets") will be transferred to a liquidating trust (the "Trust"). Michael G. Lawrence of NACM SW (the "Trustee") will be the initial trustee for the Trust and will liquidate the Trust Assets and distribute the proceeds to the creditors of the Company.

         The Trust Assets will be used to pay claims of creditors until such claims (and all expenses incurred in implementing the Plan) are paid in full, with any remaining assets being distributed to equity security holders. A total of $22,965,300 in claims have been filed in the Bankruptcy Court. The Company is in the process of analyzing these claims and, at this time, cannot give an exact amount of the claims which will be allowed; however, the Company believes that a substantial portion of these claims will be disallowed.

         Each equity security holder will receive a pro rata portion of such remaining assets, if any, based on the number of shares held as of the record date. The record date for such distributions will be the effective date of the Plan (the "Distribution Record Date"), which will be a date, as determined by the Company, on or after the date in which (i) a sale has been completed and
(ii) the Trust has been formed, and the Trustee has been appointed. At such time, trading of the shares of the equity security interests of the Company will cease.

         The Company is presently operating at a substantial net cash loss without any realistic prospect of reducing the rate at which the value of the estates is eroding. It is important to The Company, the creditors and other interested constituencies that an asset purchase agreement be finalized and accepted as expeditiously as possible.

         Negative cash flows. The Company incurred negative net cash flows due to declining revenues without a proportional decrease in expenses. The Company expects to experience material declines in future revenues due to the expected decline in the Company's outsourcing business with Millers American and Arrowhead and other customers and the terminations of both the Island Group and Robert Plan contracts. If the Company is unable to replace its declining revenues or to proportionately reduce its expenses, the Company's liquidity will be adversely affected. As of August 1, 2002, the Company has approximately eight months of cash and cash equivalents and investments on hand. The Company's liquidity difficulties could increase with the loss of any additional clients. There can be no assurance that the Company can successfully manage its current liquidity requirements.

         Replacement of current business. In order to maintain the Company's operations it will have to replace revenues lost due to the termination of both the Island Group and Robert Plan contracts and the reduction of Millers American, Clarendon and Arrowhead business. Without the replacement of these revenues the Company will need to significantly reduce expenses to meet its liquidity requirements. If the Company cannot meet its liquidity requirements, its operations and financial conditions will be materially and adversely affected. The Company's Chapter 11 filing makes it much more difficult to obtain new customers.

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

         Limited operating history and net losses. INSpire commenced operations in 1995 and has a limited operating history in the P&C insurance outsourcing business. The Company cannot assure that it will be successful in implementing its long-term operating strategy. The Company's operations generated net losses for the last three years. Net losses were approximately $68.1 million for the year ended December 31, 2001, $30.2 million for the year ended December 31, 2000, and $19.7 million for the year ended December 31, 1999. On February 15, 2002, the Company filed for relief under Chapter 11 of the U.S. Bankruptcy Code. INSpire cannot assure that it will be able to attain revenue growth or that the Company will not sustain net losses in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Pending legal proceedings. From time to time INSpire receives various claims alleging breach of warranty, breach of contract, deceptive trade practices, and similar claims under license agreements and other agreements with customers of the Company. An adverse determination in any of these or any future legal proceedings could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. See "Item 3 - Legal Proceedings."

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

         NASDAQ regulations require a Company's common stock trading price to remain above $1.00. The NASDAQ closely monitors the compliance with its financial and corporate governance requirements, including the requirement that Company's maintain a $1.00 share price. The closing bid price for Company's common stock has been less than $1.00 for more than 30 consecutive trading days and the Company therefore has not been in compliance with NASDAQ requirements for continued listing. On September 27, 2001, the Company was informed by the staff of NASDAQ Stock Market, Inc. that they would delay enforcing the $1.00 minimum bid price requirement. The Company has been unable to meet these requirements and effective March 8, 2002 requested a voluntary de-listing of its common stock from the NASDAQ National Market. As a result, there is no assurance that an active market will be sustained for trading in the Company's stock, in which case the shares may be difficult or impossible to sell.

         Dependence on major customers. INSpire derives a substantial portion of its revenues from outsourcing services provided to a few large customers, including The Millers Group, Arrowhead, and Clarendon, who represented 28%, 42%, and 12% of 2001 revenues. Any loss of or material decrease in the business from any of these customers would have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. The
Company has renegotiated contracts with The Millers Group, Arrowhead, and Clarendon and will experience reduced revenues from these customers as a group from approximately $56.2 million to $23.7 million in 2002.

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

         Technological change and new product development risks. The market for INSpire's services is characterized by rapidly changing technology, evolving industry standards, and frequent introductions of new products and enhancements. INSpire's future success depends in part on its ability to enhance its existing services and develop new services to meet changing customer requirements. The introduction of competing services or products incorporating new technologies could render some or all of INSpire's services obsolete or unmarketable. As a result, INSpire has expended substantial resources for the enhancement of its services and for product development. The development of new or enhanced services or products results in expenditures and capital costs that may not be recovered if the service or product is unsuccessful. Development projects can be lengthy and subject to changing market requirements and unforeseen costs and delays. The failure of INSpire to develop and introduce new or enhanced services or products in a timely and cost-effective manner could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. See "Item 1 - Business Product Development."

         Competition. The markets for policy and claims administration and IT service are highly competitive. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Although the Company remains vigilant in assessing its competitors, the Company faces the chance of a sudden entrant from an unknown source into the market. The Company cannot assure that it will be able to compete successfully against current and future competitors. See " Item 1 - Business Competition."

         Dependence on key personnel. INSpire's future success will depend largely on the efforts and abilities of its executive officers and certain key technical, managerial, and sales employees. The loss of any of these key employees could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. INSpire cannot assure that it will be successful in retaining key personnel. See "Item 10 - Directors and Executive Officers of the Registrant."

         Risks of software defects. The sale and support of software by INSpire entails the risks of product liability and warranty claims, which could be substantial. Software products may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Any such defects in INSpire's software products could result in product liability or warranty claims, which could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. INSpire's license agreements with its customers typically contain provisions designed to limit INSpire's exposure to product liability or warranty claims. These limitations of liability provisions, however, may be ineffective because of existing or future federal, state, or local laws or unfavorable judicial decisions. From time to time INSpire receives various claims alleging breach of warranty, breach of contract, deceptive trade practices, and similar claims under license agreements and other agreements with customers of the Company, and several such claims are currently pending. See "Item 3 - Legal Proceedings."

         Reliance on information processing systems. INSpire's outsourcing services depend on its ability to store, retrieve, process, and manage significant databases, and expand and upgrade periodically its information processing capabilities. INSpire's principal computer equipment and software systems are maintained at INSpire's facilities in Fort Worth, Texas and San Diego, California. Interruption or loss of INSpire's information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on INSpire's business, financial condition, cash flows, and results of operations. Although INSpire maintains business interruption insurance with an aggregate limit of $12.5 million per occurrence, and has entered into an agreement with International Business Machines, Inc., which was rejected as part of the bankruptcy process and SunGard Recovery Services LP to provide disaster recovery services, if needed, INSpire cannot assure that such insurance or services will continue to be available at reasonable prices, cover all such losses, or compensate the Company for the possible loss of customers occurring during any period that INSpire is unable to provide services. See " Item 1 - Business Customer Support and Operations".

         Dependence on proprietary rights and risks of infringement. INSpire relies on contract rights and copyright and other intellectual property laws to protect its products, including software source code, as trade secrets and confidential proprietary information. See " Item 1 - Business Intellectual Property."

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

         Shares eligible for future sale. Sales of a substantial number of shares of common stock in the open market could adversely affect the trading price of the common stock. Millers Insurance currently holds 4,606,875 shares, representing approximately 24% of the outstanding shares of common stock. A decision by Millers Insurance to sell shares of common stock could adversely affect the trading price of the common stock. INSpire has an aggregate of 27,033,906 shares of common stock authorized but unissued and not reserved for specific purposes. All of such shares may be issued without any action or approval by INSpire's shareholders. Any shares issued would dilute the percentage ownership of the Company held by the current investors. INSpire has 19,153,708 shares of common stock outstanding, all of which are freely transferable. In addition, 4,575,000 shares of common stock are reserved for issuance under the Stock Option Plan, 2,353,908 of which will be issuable upon exercise of outstanding options, including currently exercisable options to purchase 1,221,323 shares, and 75,000 of those shares are reserved for issuance under the Director's Plan, 37,500 of which will be issuable upon exercise of options that are currently outstanding.]. An additional 637,500 shares are reserved for issuance to Inspire employees upon their purchase pursuant to the Employee Stock Purchase Plan. INSpire currently has 155,727 shares available that have been purchased to support future offerings of the Employee Stock Purchase Plan. INSpire has registered on Form S-8 under the Securities Act the offering and sale of common stock issuable under the Stock Option Plan, the Director Plan and the Stock Purchase Plan.

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

         Recession. The U.S. economy is experiencing a significant business slow down and is in recession, which adversely affects the ability of the Company to obtain new business, to obtain financing for its business and to maintain operating margins. A further contraction in business conditions may adversely affect the Company's operations and business condition.

                    Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 did not have an impact on the consolidated financial statements because the Company holds no derivative instruments.

         The FASB has issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 141 prohibits the use of the pooling of interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and intangible assets recognized in an entity's statement of financial position at that date regardless of when those assets were initially recognized. The Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material effect on its consolidated financial statements.

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

         In April 2002, the FASB issued Statement of Financial Accounting Standards, No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for financial statements issued on or after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a material effect on its consolidated financial statements.

         In June 2002, The FASB issued Statement of Financial Accounting Standards, No 146, "Accounting for Costs Associated With Exit or Disposal Activities" (SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial statements.

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

         INSpire does not engage in trading market risk sensitive instruments and does not purchase as investments, hedges, or for purposes "other than trading" financial instruments that are likely to expose INSpire to market risk, whether it be from interest rate, foreign currency exchange, commodity price, or equity price risk. INSpire has issued no debt instruments, entered into no forward or futures contracts, purchased no options, and entered into no swaps.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements of INSpire appear at pages F-1 to F-23.

              Quarterly Results of Operations on a Historical Basis

         The following table sets forth certain unaudited historical quarterly financial data for each of the eight consecutive quarters in fiscal 2001 and 2000. This information is derived from unaudited financial statements that include, in the opinion of INSpire, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation when read in conjunction with the financial statements of INSpire and notes thereto included elsewhere in this Form 10-K.

                                                                      Three Months Ended
                                      Dec. 31,   Sep. 30    Jun. 30    Mar. 31   Dec. 31,   Sep. 30,    Jun. 30,   Mar.31
                                       2001       2001      2001       2001      2000 (1)    2000       2000       2000
                                     ------------------------------------------------------------------------------------
                                                              (in thousands, except share data)

Revenues:

   Outsourcing services               $ 14,458   $ 14,733  $ 16,298   $ 17,420  $ 23,924   $ 25,545   $ 32,069   $ 32,801

   Software and software services          947      1,642     1,378      1,087      1,274     3,920      2,163      3,731

   Other                                   181        205       359        156        288       217        360      308
                                     ---------- --------- ---------  --------- ---------- ---------  ---------   --------
   Total revenues                       15,586     16,580    18,035     18,663     25,486    29,682     34,592     36,840
                                     ---------- --------- ---------  --------- ---------- ---------  ---------   --------

Expenses :

   Cost of outsourcing services         15,163    15,318    16,635     17,893     24,803    23,113     26,188     26,613

   Cost of software and software
   services                                657       609       648        764      1,007     1,002      1,271      2,122

   Cost of other revenues                   33        60       141         19        122        26        136        119
   Selling, general and
   administrative                        3,040     2,386     3,101      2,840      2,652     2,091      2,395      2,819

   Research and development                325       321       427        497        694       520        312        614

   Depreciation and amortization         1,135     1,739     1,761      1,704      1,994     2,030      2,208      2,113




   Provision for severance costs           120       157       283         84        423        53      1,350         79

   Provision for bad debts                 150       150       148        150      2,061       232          -          -

   Litigation                              521       441       484         83        853       170          -          -

   Intangible assets impairment          1,611    29,934         -          -     17,668    13,978          -          -
                                     ---------- --------- ---------  --------- ---------- ---------  ---------   --------
   Total expenses                       22,755    51,115    23,628     24,034     52,276    43,215     33,861     34,479
                                     ---------- --------- ---------  --------- ---------- ---------  ---------   --------
Operating income (loss)                (7,169)  (34,535)   (5,593)    (5,371)   (26,790)  (13,533)        731      2,361

Other income                                19        55       104        221         18       166        142        196
                                     ---------- --------- ---------  --------- ---------- ---------  ---------   --------

Income (loss) before income tax and
cumulative effect of accounting
change                                 (7,150)  (34,480)   (5,489)    (5,150)   (26,772)  (13,367)        873      2,558

Income taxes benefit (expense)                  (19,145)     1,706      1,596      8,476     4,267      (367)    (1,002)
                                     ---------- --------- ---------  --------- ---------- ---------  ---------   --------
Income (loss) before cumulative
  effect of accounting change          (7,150)  (53,625)   (3,783)    (3,554)   (18,296)   (9,100)        506      1,556
Cumulative   effect  of  accounting
  change 2                                   -         -         -          -          -         -          -    (4,862)
                                     ---------- --------- ---------  ---------  --------  ---------   ---------  --------
Net income (loss)                    $ (7,150)  $(53,625) $  (3,783) $ (3,554)  (18,296)   (9,100)       506      (3,306)
                                     ========== ========= =========  =========  ========= =========   =========  ========

Income (loss) per share (basic)
before cumulative effect of
accounting change                    $  (0.38)  $  (2.83)   $ (0.20) $  (0.19)     $(0.96)  $ (0.48)    $  0.03    (0.08)
Cumulative effect of change in
accounting for outsourcing
  services net of tax benefit               --         --        --         --         --        --         --     (0.25)
                                      ---------  ---------  ---------  ---------  --------  ---------   ---------  --------
Net income (loss) per share basic     $ (0.38) $   (2.83) $  (0.20)    $(0.19)    $ (0.96)  $  (0.48)   $   0.03  $(0.17)
    and diluted
                                      =========  ========= =========  ========= ========== ===========  =========  ========



(1) Previously stated 2000 results included an expense allocation for internal technical services and reported gain or loss on sale of assets with operating expenses. These practices were not continued in 2001. Certain amounts have been reclassified in the 2000 quarters to conform to the current year presentation.

(2) During the fourth quarter of 2000, the Company adopted SAB 101. As a result of this adoption results reported in previous filings were effected and were restated in the 2000 10-K. Additionally, previously restated amounts did not include the quarterly effect on taxes of the adoption of SAB 101.

    The following table reconciles the previously reported amounts to the above disclosed for the these changes (amounts in thousands, except per share data).



                                                                                        Restatement       Restated
                                                                     10-Q Stated          Effect           Amount
                                                                     -----------        -----------       --------

September 30, 2000
     Outsourcing services revenue                                     $     25,289      $      256       $   25,545
     Total revenues                                                         29,426             256           29,682
     Operating income (loss)                                              (13,782)             256         (13,526)
     Income (loss) before income tax and cumulative effect of
       accounting change                                                  (13,623)             256         (13,367)
     Income tax benefit (expense)                                            4,346            (79)            4,267
     Income (loss) before cumulative effect of accounting
       change                                                              (9,277)             177          (9,100)
     Net income (loss)                                                     (9,277)             177          (9,100)
     Income (loss) per share (basic and diluted) before
       cumulative effect of accounting change                               (0.48)                           (0.48)
     Net income (loss) per share (basic and diluted) after
       cumulative effect of accounting change                               (0.48)                           (0.48)

June 30, 2000
     Outsourcing services revenue                                           32,272           (203)           32,069
     Total revenues                                                         34,795            203)           34,592
     Operating income (loss)                                                   895           (203)              692
     Income (loss) before income tax and cumulative effect of
       accounting change                                                     1,076           (203)              873
     Income tax benefit (expense)                                            (430)              63            (367)
     Income (loss) before cumulative effect of accounting
       change                                                                  646           (140)              506
     Net income (loss)                                                         646           (140)              506
     Income (loss) per share (basic and diluted) before
       cumulative effect of accounting change                                 0.03               -             0.03
     Net income (loss) per share (basic and diluted) after
       cumulative effect of accounting change                                 0.03               -             0.03

March 31, 2000
     Outsourcing services revenue                                           32,560             241           32,801
     Total revenues                                                         36,599             241           36,840
     Operating income (loss)                                                 2,131             241            2,372
     Income (loss) before income tax and cumulative effect of
       accounting change                                                     2,317             241            2,558
     Income tax benefit (expense)                                            (927)            (75)          (1,022)
     Income (loss) before cumulative effect of accounting
       change                                                                1,390             166            1,556
     Cumulative effect of accounting change                                      -         (4,862)          (4,862)
     Net income (loss)                                                       1,390         (4,696)          (3,306)
     Income (loss) per share (basic and diluted) before
       cumulative effect of accounting change                                 0.07            0.01             0.08
     Per share (basic and diluted) amount of cumulative
       effect of accounting change                                               -          (0.25)           (0.25)
     Net income (loss) per share (basic and diluted)                          0.07          (0.24)           (0.17)


         The following table sets forth, with respect to INSpire and for the periods indicated, the percentage of total revenues represented by certain revenue, expense, and income items:

                                                          Three Months Ended
                          ----------------------------------------------------------------------------------------------
                          Sep. 30,      Jun.30,   Mar. 31,   Dec. 31,     Sep. 30,  Jun. 30,       Dec. 31,    Mar. 31,
                            2001         2001       2001      2001         2000       2000           2000       2000
                          ----------- ----------- -------  ----------  ------------ ---------       -------    ---------

Revenues:
   Outsourcing services.     92.7%       88.9%      90.4%     93.4%        93.9 %      86.1%         92.7%        89.0%
   Software and software
   Services.............      6.1         9.9        7.6       5.8          5.0        13.2           6.3         10.1
   Other................      1.2         1.2        2.0       0.8          1.1         0.7           1.0          0.8
                            -----       -----     ------     ------       -------     ------        ------       ------
Total revenues..........    100.0       100.0      100.0     100.0        100.0       100.0         100.0        100.0
                            -----       -----     ------     ------       -------     ------        ------       ------
Expenses:
   Cost of outsourcing
     services...........     97.3        92.4       92.1      95.9         97.3        77.9          75.7         72.2
   Cost of software and
     software services..      4.2         3.7        3.6       4.1          4.0         3.4           3.7          5.8
   Cost of other revenues     0.2         0.4        0.8       0.1          0.5         0.1           0.4          0.3
   Selling, general and
     administrative.....     19.5        14.4      17.2       15.3         10.4         7.0           6.9          7.7
   Research and development,
     net................      2.1         1.9       2.4        2.7          2.7         1.8           0.9          1.7
   Depreciation and
     amortization.......      7.3        10.5       9.8        9.1          7.8         6.8           6.4          5.7
   Provision for severance
     costs..............      0.8         0.9       1.6        0.4          1.7         0.2           3.9          0.2
   Provision for bad debts    1.0         0.9       0.8        0.8          8.1         0.8           0.0          0.0
   Litigation...........      3.3         2.7       2.7        0.4          3.3         0.6           0.0          0.0
   Intangible assets
    impairment..........     10.3       180.5       0.0        0.0         69.3        47.1           0.0          0.0
   Other................      0.0         0.0       0.0        0.0          0.0         0.0           0.0          0.0
                            -----       -----     ------     ------       -------     ------        ------       ------
   Total expenses.......    146.0       308.3     131.0      128.8        205.1       145.6          97.9         93.6
                            -----       -----     ------     ------       -------     ------        ------       ------

Operating income (loss).    (46.0)     (208.3)    (31.0)     (28.8)      (105.1)      (45.6)          2.1          6.4
Other income.............     0.1         0.3       0.6        1.2          1.0         0.6           0.5          0.5
                            -----       -----     ------     ------       -------     ------        ------       ------

Income (loss) before income
   tax and cumulative effect
   of accounting change.    (45.9)      (208.0)   (30.4)     (27.6)      (105.1)      (45.0)          2.5          6.9
Income taxes benefit
   (expense)............      0.0       (115.4)     9.4        8.6         33.3        14.4          (1.1)        (2.7)
                            -----       -----     ------     ------       -------     ------        ------       ------

Loss before cumulative
   effect of accounting
   change...............    (45.9)      (323.4)   (21.0)     (19.0)       (71.8)      (30.7)          1.5         (4.2)
Cumulative effect of change
   in accounting for
   outsourcing services, net
   of income tax benefit      0.0          0.0      0.0       (0.0)         0.0         0.0           0.0        (13.2)
Net income (loss).......    (45.9)%     (323.4)%  (21.0)%    (19.0)%      (71.8)%      (30.7)%        1.5%        (9.0)%
                            ======      =====     =====      =======      =======     =======      =======       =======


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




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    Directors

         The following persons were the directors of INSpire at December 31, 2001and will continue to serve until their terms of office expire (as indicated below), they resign, or until their successors are elected and qualified.

                                                                                     Served as
                   Name                    Age         Position with Company       Director Since    Term Expires
      -------------------------------  -------------  -------------------------  ----------------------------------

      John F. Pergande                      39        Chairman and Director            2000              2003
      Harry Bartel (A),(C), (D)             59        Director                         1996              2003
      Gregory B. Kent  (A)                  54        Director                         2000              2003
      Daniel E. Berce (A), (C)              48        Director                         1999              2004
      R. Earl Cox, III (A), (C),(D)         68        Director                         1996              2004
      Tom Slone                             59        Director                         2001              2002
      Jo Ann Howard (D)                     62        Director                         2001              2002
      Richard J. Marxen (D)                 55        President, Chief                 2001              2002
                                                      Executive Officer and
                                                      Director

         (A) Audit Committee,  (C) Compensation Committee, (D) Current Director

         John F. Pergande, 39, served as a director of INSpire since May 2000. Mr. Pergande was also appointed as Chairman of the Board by the Board of Directors effective August 28, 2000. He served as interim Chief Executive Officer from September 2000 through October 2001. Mr. Pergande is a partner in Buena Venture Associates. From 1997 to 1998, Mr. Pergande was the Chief Financial Officer of Pyramid Services, Inc. From 1995 to 1997, Mr. Pergande was a member of the Corporate Finance Group of Electronic Data Systems, Inc. Prior to 1995, Mr. Pergande was a corporate banker for Citibank. Mr. Pergande resigned from the board of directors on August 13, 2002. He did not cite any disagreements with the Company relating to the Company's operations, policies or practices as a reason for his departure.

         Harry E. Bartel, 59, has served as a director of INSpire since 1996, and his current term as director expires in 2003. Mr. Bartel also served as a director of Millers Insurance and Millers Casualty from March 1995 to June 1997. Mr. Bartel has been a partner with the law firm of Cantey & Hanger, LLP since 1968.

         Gregory B. Kent, 54, served as a director of INSpire since 2000. Mr. Kent has served as the risk manager for Bass Enterprises Production Co. since 1989. Mr. Kent served as a director of National Reinsurance Corporation from 1991 through 1996. Mr Kent resigned from the board of directors on August 13, 2002. He did not cite any disagreements with the Company relating to the Company's operations, policies or practices as a reason for his departure.

         Daniel E. Berce, 48, served as a director of INSpire since March 1999. Since November 1996, Mr. Berce has served as Vice Chairman of AmeriCredit Corp., a publicly traded consumer finance company ("AmeriCredit"). Mr. Berce also has served as Chief Financial Officer and a director of AmeriCredit since May 1990, and Treasurer of AmeriCredit from May 1990 to November 1996. Mr. Berce has also served as a director of Curative Health Services, Inc., a publicly traded health services company, since February 2000 and A22, Inc., a publicly traded manufacturing and services company since August 2000. Previously, Mr. Berce was a partner with PricewaterhouseCoopers LLP. Mr. Berce resigned from the board of directors on August 14, 2002. He did not cite any disagreements with the Company relating to the Company's operations, policies or practices as a reason for his departure.

         R. Earl Cox, III, 68, has served as a director of INSpire since 1996, and his current term as director expires in 2004. Mr. Cox also served as a director of Millers Insurance and Millers Casualty from March 1987 to June 1997. Since 1977, Mr. Cox has served as president of R. E. Cox Realty Co. and has been a co-owner of OFCO Office Furniture, Inc. since 1985. Mr. Cox has served as a director of KBK Capital Corp., a factoring company, since 1995 and a director of Tandycraft, Inc., a manufacturer and retailer of craft products, since 1985. Mr. Cox served as Chairman of the Board of Tandycraft, Inc. from 1985 until November 1999.

         Tom Slone, 59, served as a director of INSpire since June 2001. He recently retired as senior executive vice president-U.S. Consumer Operations of Associates First Capital Corporation, a leading diversified finance company providing consumer and commercial finance, leasing, insurance and related services worldwide. During his tenure at Associates, Mr. Slone was responsible for the company's network of consumer finance offices, its broker operation and its centralized processing centers in the U.S. Mr. Slone is active with Big Brothers Big Sisters of Tarrant County, a nationwide social agency that matches caring adults with children at risk. Mr. Slone resigned from the board of directors on June 6, 2002. He did not cite any disagreements with the Company relating to the Company's operations, policies or practices as a reason for his departure.

         Jo Ann Howard, 62, is an attorney in private practice and has served as a director of INSpire since June 2001. She was appointed Federal Insurance Administrator from 1998 to 2001 by President Clinton and was responsible for managing more than $523 billion of flood insurance in force in the National Flood Insurance Program. Earlier, Mrs. Howard was appointed legal counsel to several insurance receiverships from 1992 to 1997. She was chief regulator for the Texas Department of Insurance from 1989 to 1991.

         Richard "Dic" Marxen, 55, was appointed president and chief executive officer and director of INSpire Insurance Solutions in November 2001. Mr. Marxen was founder and CEO of Connective Technologies, Inc., a profitable software development company providing electronic data interchange and Web-enabled solutions to 18 property and casualty insurance carriers. In 2000, he served as CEO of Wheatley Insurance Systems and ultimately assisted in the successful sale of the software company to AIG. From 1984 to 1995, he was founder and CEO of Marxen & Associates, a consulting and investment firm specializing in turnarounds. Mr. Marxen was also founder, CEO and president of Matrix Systems, Inc. a provider of agency management systems to independent insurance agents and brokers. Matrix installed automated systems in over 2000 agencies nationwide. Mr. Marxen was with Matrix from 1969 to 1991 until it was sold to the Republic Insurance Group, a subsidiary of Winterthur.

                               Executive Officers

         Gordon Gaar, 39, has served as Vice President and Chief Technology Officer of INSpire since July 2001. From August 1999 to June 2000, Mr. Gaar served as the Director of Advanced Application Development for INSpire. From January 1995 to July 1999, Mr. Gaar served as a Senior Consultant focusing in new systems development for insurance companies at IBM. Mr. Gaar served as the Development Manager for the Tools and Framework group for HBOC, a leading health care information systems provider from 1994 to 1995. Also at HBOC, Mr. Gaar led many research and development efforts involving new technology, product development, and implementations from 1985 to 1994. From 1982 to 1985, Mr. Gaar held several positions with Citicorp Credit Services, the last position held being MIS manager. Mr. Gaar studied Information Systems at Georgia State
University and has seventeen years experience in software development and implementation.

         Ann Mirabito, 47, served as Vice President and Chief Marketing Officer of INSpire since October 2000. From 1996 to 2000, Ms. Mirabito served as Senior Vice President of Rapidforms, Inc., heading up strategy and marketing operations for the business-to-business products and services direct marketer. From 1992 to 1996, Ms. Mirabito served as President of Greater Fulton (New York) Chamber of Commerce, where she led the business community in attracting investments and growth opportunities. From 1988 to 1992, Ms. Mirabito served as Vice President and Associate Publisher directing Time Warner's Time Life Books narrative book operations, where she introduced the fastest selling product in the division's history. Ms. Mirabito also held marketing management positions with Frito Lay from 1983 to 1987. Ms. Mirabito has a bachelor's degree in economics from Duke University and an MBA from Stanford University, and has twenty years of experience in marketing strategy and brand development. Ms. Mirabito resigned from the Company August 15, 2002 to pursue other interests.

         Eric Lundby, 57, Vice President of Insurance Operations for INSpire, is a veteran of more than 33 years in the property and casualty industry. He joined INSpire in February 1997 as vice president and senior claims officer. Prior to joining INSpire, Mr. Lundby served as president of Omaha Property and Casualty and Omaha Indemnity Companies, as well as serving on the board of directors for both companies. He has also served in management positions for the American National Property and Casualty and Houston General Companies. Mr. Lundby is a former member of the NAII Executive Council. He has served on the Insurance Faculty of Southwest Missouri State University and earned a Bachelor of Arts from Simpson College.

         Andrea Goodrich, 37, has served as Vice President and Controller for INSpire since February 2001. Beginning in January 2002, she was appointed Interim CFO until promoted to the role in June 2002. From 1991 to 2000, Ms. Goodrich held controller duties with Republic Group of Insurance Companies in Dallas, American General Corporation in Houston and Central United Life Insurance Company in Houston. She also spent four years as an auditor, including experience with a Big 5 public accounting firm. Ms. Goodrich has a bachelor's degree in accounting from the University of Houston and is a member of the AICPA and the Texas Society of CPA's.

         Larry Stern, 41, joined INSpire in 1999 and was appointed Vice President, Professional Services in 2002. He spent 16 years with EDS in technical, leadership and business development positions. This included five years during which he led EDS' Insurance Services Division. Mr. Stern received a bachelor's degree in management information systems and marketing from the University of Virginia.

         Greg Vick, 47, joined INSpire in December 2000 as Vice President of Human Resources. He has 20 years of experience in human resources. From May 1997 to December 2000, Mr. Vick worked at Brink's Home Security where he served as director of human resources. He also served as compensation and benefits manager for Lockheed Martin Logistics from May 1993 to May 1997, and various corporate benefits leadership positions with Bank One, Champlin Petroleum and Bank Texas. He has a Bachelor of Arts degree in business administration from the University of Texas at Arlington and an MBA from Texas Christian University.

             Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Shareholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Shareholders of the Company are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

         Based solely on review of copies of such forms received from executive officers and directors, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% Shareholders were timely met except for the late filing of Richard Marxen's Form 3 and the failure to file of Forms 5 for stock option grants to: Harry E. Bartel, Daniel E. Berce, R. Earl Cox, III, Gregory B. Kent, Jo Ann Howard, Thomas R. Slone, Gordon L. Gaar, Darren W. Horn, Robert G. Milburn and John F. Pergande.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation with respect to the Chief Executive Officer of INSpire, the former Chief Executive Officer of INSpire, and INSpire's four most highly compensated executive officers other than the Chief Executive Officer and former executive officers required by SEC Regulation S-K (the "named executive officers") for services rendered during 2001.

                                                              Annual                    Long Term
                                                           Compensation                Compensation
                                                         ------------------           ---------------
         Name and Principal Position             Year         Salary         Bonus      Securities      All Other
                                                                                        Underlying
                                                                                         Options       Compensation


Richard  Marxen                                     2001        $   76,464     $    -        200,000         $      -
   Chief Executive Officer and President            2000                 -          -              -                -
                                                    1999                 -          -              -                -


John F. Pergande (2)                                2001           356,083          -        200,000                -
  Former Chairman of the Board and Former           2000           107,461          -        400,000                -
 Chief Executive Officer                            1999                 -          -              -                -


Gordon L. Gaar                                      2001           220,315          -        100,000                -
   Vice President and Chief Technology              2000           221,036          -        100,000                -
     Officer                                        1999                 -          -              -                -


Patrick E. Grady                                    2001           247,237          -              -                -
   Former Chief Financial Officer                   2000            26,538          -              -                -
                                                    1999                 -          -              -                -


Darren W. Horn                                      2001           257,050          -         30,000                -
   Former Vice President                            2000           214,604          -              -                -
                                                    1999                 -          -              -                -


Robert G.  Milburn                                  2001           200,410          -         30,000                -
   Former Vice President                            2000                 -          -              -                -
                                                    1999                 -          -              -                -


Employment and Indemnification Agreements

         In October 2001, INSpire entered into an employment agreement with Mr. Marxen. The agreement provides for an annual salary of $325,000 and a monthly car allowance of $1,000. Mr. Marxen was granted options to purchase 200,000 shares of common stock at an exercise price of $.38, which options vested immediately. Mr. Marxen is additionally entitled to receive options to purchase 600,000 shares of common stock at various exercise prices, to participate in INSpire's employment benefit programs and to reimbursement of expenditures made by him in the performance of his services and duties. INSpire may terminate Mr. Marxen without notice for "cause" (as defined in the employment agreement) and may terminate him with six months notice for any reason. Mr. Marxen may terminate his employment at any time and for any reason provided that he has provided INSpire with at least six months prior written notice. In the event that INSpire or Mr. Marxen terminate the agreement with six months notice, Mr. Marxen is entitled to a severance payment equal to six months salary. In any other event, Mr. Marxen is not entitled to a severance payment. Upon a change of control of INSpire, which definition includes, among other items, a sale of substantially all of the assets of INSpire, all options not vested as of the date of the change of control will immediately vest. Mr. Marxen is not subject to any noncompetition prohibitions upon termination of the agreement.

         In September 2000, INSpire entered into an employment agreement with Mr. Pergande, which terminates on September 4, 2003. The agreement provides for an annual salary of $325,000. Mr. Pergande was granted options to purchase 200,000 shares of common stock under the Stock Option Plan on the date of the agreement and options to purchase an additional 200,000 shares on December 31, 2000 and 2001. Also pursuant to the agreement, Mr. Pergande is subject to noncompetition and confidentiality provisions. The options to purchase 600,000 shares were cancelled when Mr. Pergande was terminated as an employee on March 2, 2002. He continued as Chairman of the Board until August 15, 2002 and received options to purchase 3,750 shares under the Directors Stock Option Plan.

           In July 2000, INSpire entered into an employment agreement with Mr. Gaar, which terminated on July 1, 2001. The agreement automatically renews each July 1 unless notice is given three months prior to the renewal date. The agreement, which would have automatically renewed on July 1, 2002, and provided for an annual salary of $220,000, has not been assumed in the bankruptcy proceedings.

Option Grants in the Last Fiscal Year

          The following table sets forth certain information concerning the options granted to the named executive officers during 2001.


                                                                                           Potential Realizable Value
                                Number of        % of Total                                at Assumed Annual Rates of
                               Securities     Options Granted                               Stock Price Appreciation
                               Underlying        in Fiscal       Exercise     Expiration               of
                                 Options          Year(1)          Price         Date            Option Term (2)
                                 -------          -------          -----         ----            ---------------
                                                                                                5%            10%
                                                                                                --            ---

Richard Marxen                    200,000(3)       18.6%           $0.38      10/18/2006        --             --
John F. Pergande                  200,000(3)       18.6%           $5.00      12/31/2006        --             --
Gordon L. Gaar                    100,000(4)        9.3%           $1.31      12/31/2006        --             --
Patrick E. Grady                   --                --             --            --            --             --
Darren W. Horn                     30,000(5)        2.8%           $1.31      12/31/2004        --             --
Robert G. Milburn                  30,000(5)        2.8%           $1.31      12/31/2004        --             --
------------------

(1) Options to purchase a total of 1,076,500 shares of common stock were granted in 2001.
(2) The amounts under the columns labeled "5%" and "10%" are included by the Company pursuant to certain rules promulgated by the Securities and Exchange Commission (the "SEC") and are not intended to forecast future appreciation, if any, in the price of the common stock. Such amounts are based on the assumption that the named persons hold the options for the full term of the options. The actual value of the options will vary in accordance with the market price of the common stock. These fields are left blank in accordance with SEC regulations as a 10% increase in the market price of common stock would still be less than the exercise price of all options listed.
(3) Mr. Pergande's and Mr. Marxen's options were fully vested on the date of grant.
(4)      Vesting 25,000 shares on 12/31/2002,  37,500 shares on 12/31/2003,  and
         37,500 shares on 12/31/2004.
(5)      Vesting 10,000 shares per year.


Exercises of Options

         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal 2001 and unexercised options held as of December 31, 2001. No options were exercised by the Named Executive Officers during 2001.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values
                                                                                                  Value of
                                                                           Number of             Unexercised
                                      Number of                           Unexercised           in-the-money
                                       Shares                               Options                options
                                      Acquired                            at FY-end:             at FY-end:
                                         on                              Exercisable/           Exercisable/
               Name                   Exercise     Value Realized        Unexercisable        Unexercisable(1)


Richard Marxen.................          --              --                200,000/0                 --

John F. Pergande...............          --              --                600,000/0                 --

Gordon L. Gaar.................          --              --             25,000/175,000               --

Patrick E. Grady...............          --              --                   --                     --

Darren W. Horn.................          --              --                0/30,000                  --

Robert G. Milburn..............          --              --                0/30,000                  --
-----------

(1) Values are stated based upon the closing price of $0.33 per share of the common stock on the NASDAQ National Market on December 31, 2001, the last trading day of the Company's fiscal year.

Compensation of Directors.

         During 2001, Harry E. Bartel, Daniel E. Berce, R. Earl Cox, III and Gregory B. Kent were each granted options to purchase 375 shares of INSpire's common stock and Jo Ann Howard and Thomas R. Slone were each granted options to purchase 3,750 shares of INSpire's common stock. All options were granted under INSpire's Director Stock Option Plan and were immediately vested on the date of grant at an exercise price of $0.70.

Compensation Committee Interlocks and Insider Participation

Messrs. Bartel and Cox served on INSPire's compensation committee and have a business relationship with INSpire that is required to be disclosed under the applicable rules of the Securities and Exchange Commission. See "Item 13.
Certain Relationships and Related Transactions" for a description of the business relationship.

Board Compensation Committee Report on Executive Compensation


      JOINT REPORT OF THE COMPENSATION COMMITTEE AND THE BOARD OF DIRECTORS
                                       ON
                             EXECUTIVE COMPENSATION
                                November 12, 2001


General

In 2001, the Compensation Committee was comprised of Messrs. Cox (Chairman), Bartel and Berce, each of whom is an outside independent director. Mr. Berce resigned in August 2002 and did not review this Joint Report.

The Compensation Committee is responsible for establishing the compensation of INSpire's directors, officers and other managerial personnel, including salaries, bonuses, termination agreements and other executive officer benefits as well as certain grants of stock options.

Although the Board of Directors delegated certain responsibilities as described above to the Compensation Committee, in determining compensation for directors, officers and other managerial personnel for 2001, the Board of Directors as a whole either ratified the actions of the Compensation Committee or acted directly with respect to such decisions. As of the date of this joint report, the Board of Directors was comprised of Messrs. Berce, Cox, Bartel, Pergande, Kent, Slone, Marxen and Ms. Howard. Messrs. Berce, Cox ,Pergande, Kent and Slone resigned in August 2002 and did not review this Joint Report. Messrs. Pergande and Marxen abstained from all compensation decisions with respect to themselves for their respective service as Chairman of the Board of Directors and President and Chief Executive Officer.

2001 Compensation

Base Salary. The base salaries of executive officers are established in consideration of the competitive market for executives of comparable levels at companies of a comparable stage of development. In establishing base salaries for INSpire's executive officers, INSpire has engaged a consulting group (the "Consultant") to prepare independent job evaluations and market research reports for INSpire. The Consultant uses a formal compensation point factor system that evaluates appropriate compensation for an executive position based on the know-how and problem-solving abilities required in connection with, and the accountability with respect to, such position. INSpire obtains a salary survey from the Consultant at least once each year to ensure that INSpire's executive compensation is competitive in the marketplace.

The Board of Directors caused INSpire to enter into employment agreements with Mr. Pergande and Mr. Marxen. Mr. Gaar also has an employment agreement with the Company. The Board of Directors believes the annual compensation provided to each of INSpire's executive officers, whether pursuant to an employment agreement or otherwise, is commensurate with the responsibilities, experience and individual performance of such executive officer.

Bonuses. The criteria in awarding bonuses to executive officers is established by the Compensation Committee pursuant to the 1998 Annual Bonus Plan. If such criteria are not met, no bonuses will be granted to executive officers. No performance awards were paid in 2001 under the 1998 Annual Bonus Plan.

Stock Options. The Board of Directors believes that equity ownership in INSpire provides important incentives to INSpire's directors, officers and significant employees to enhance the financial performance of INSpire and encourage the continued creation of shareholder value. The Stock Option Plan is also designed to enhance INSpire's ability to attract and retain qualified management and other personnel necessary for the success and progress of INSpire. Stock options are granted to the executive officers on a discretionary basis based on INSpire's performance and the executive officer's contributions to INSpire. The number of stock options granted to each of the named executive officers in 2001 is set forth under "Executive Compensation - Option Grants in Last Fiscal Year." These grants were made in 2001 to reward the performance of these individuals for their past performance and to encourage retention of these individuals in a competitive marketplace for such executive talent. The amounts of the grants were based on each individual's responsibilities and contributions to INSpire without establishing any specific quantitative formula.

2001 Compensation of Chief Executive Officer

The base salary, bonus and grants of options for Mr. Pergande was determined in accordance with the same procedures and standards as for other executive officers of INSpire, as set forth in his employment agreement. See "-Employment and Indemnification Agreements." Mr. Marxen replaced Mr. Pergande as the Company's Chief Executive Officer on November 11, 2001. Mr. Marxen's base salary, bonus and grants of options was also determined in accordance the same procedures and standards as for other executive officers of INSpire, as set forth in his employment agreement.

Compliance with Internal Revenue Code Section 162(m)

In 2001, INSpire was subject to compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended ("Section 162(m)"). Section 162 (m) provides that compensation in excess of $ 1,000,000 paid to the chief executive officer of INSpire and the four highest compensated officers of INSpire (other than the chief executive officer) cannot be deducted by INSpire for federal income tax purposes unless, in general, such compensation is performance based, is established by a committee of outside directors, is objectively determined and the plan or agreement providing for such performance based compensation is approved by shareholders. All compensation paid to executive officers during 2001 was tax deductible to INSpire. The Compensation Committee expects all compensation paid to executive officers during 2002 to be tax deductible to INSpire. In the future, however, the Compensation Committee may determine to adopt a compensation program that does not satisfy the conditions of Section 162(m) if, in its judgment after considering the additional costs of not satisfying Section 162(m), such program is appropriate.

COMPENSATION COMMITTEE                               BOARD OF DIRECTORS
R. Earl Cox, III, Chairman                           Harry E. Bartel
Harry E. Bartel                                      R. Earl Cox, III
                                                     JoAnn Howard
                                                     Richard J. Marxen

Common Stock Performance Graph

     The following performance graph sets forth the cumulative total shareholder return for the common stock, the S&P 500 Index and the Nasdaq Computer & Data Processing Index for the period indicated. The performance graph assumes $100 invested in the common stock at its closing price on August 22, 1997, the date on which the common stock commenced trading on the Nasdaq National Market, and in each of the S&P 500 Index and the Nasdaq Computer & Data Processing Index on the same date. The performance graph also assumes the reinvestment of all dividends, if any. The dates on the performance graph represent the last trading day of each month indicated.

                   Comparison of Cumulative Total Return Among
     INSpire, the S&P 500 Index, and Nasdaq Computer & Data Processing Index

[CHART OMITTED]


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 17, 2002, certain information with respect to the beneficial ownership of the common stock by (i) each person known by INSpire to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director of INSpire as of September 17, 2002,
(iii) each named executive officer as of December 31, 2001 and (iv) all directors and executive officers as a group.

                                                               Number of Shares                  Percent of Shares
Name of Beneficial Owner                                       Beneficially Owned (1)            Beneficially  Owned (2)
------------------------                                       ----------------------            -----------------------

Millers Insurance............................................         4,606,875 (3)                     24.05%
         777 Main Street, Suite 1000
         Fort Worth, Texas 76102
Buena Venture Associates, L.P ...............................         2,341,000 (4)                     12.22%
         201 Main Street, Suite 3200
         Fort Worth, Texas 76102
Dimensional Fund Advisors...................................          1,284,650 (5)                     6.71%
         1299 Ocean Avenue Street 2, 11th Floor
         Santa Monica, California 90401
Newcastle Partners, L.P......................................         1,805,650 (6)                     9.43%
         200 Crescent Court, Suite 670
         Dallas, TX  75201
Harry E. Bartel..............................................            12,125 (7)                       *
R. Earl Cox, III.............................................             8,725 (7)                       *
Gordon L. Gaar...............................................            67,000 (8)                       *
Patrick E. Grady.............................................                 0 (9)                       *
Darren W. Horn...............................................                 0 (9)                       *
Jo Ann Howard................................................            3,750  (10)                      *
Richard Marxen...............................................           200,000 (11)                    1.03%


Robert G. Milburn............................................                 0 (9)                       *
John F. Pergande.............................................             3,750 (9)(10),(12)              *
All  directors  and  executive   officers  as  a  group  ((9)           295,350                         1.51%
individuals)

*        Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.
(2) Percentages are based on 19,153,708 shares of common stock issued and outstanding on August 31, 2002, except for percentages of those parties that are based on presently exercisable options as indicated in the following footnotes. In the case of parties holding presently exercisable options, the percentage ownership is calculated on the assumption that the shares underlying those options presently held or purchasable within the next 60 days are outstanding for the purpose of computing percentage ownership of that individual but not for the purpose of computing percentage ownership of any other person or group shown in the table.
(3) Based on the Schedule 13G/A filed by Millers American Group, Inc., Trilogy Holdings, Inc. and Millers Insurance with the SEC on January 21, 2000.
(4) Based on the Schedule 13D and three Form 4's filed by Buena Venture Associates, L.P. with the SEC on October 28, 1999, July 10, 2000, July 11, 2000 and July 13, 2000, respectively.
(5) Based on the Schedule 13G/A filed by Dimensional Fund Advisors with the SEC on February 12, 2002.
(6) Based on the Schedule 13D/A filed by Newcastle Partners, L.P. and its affiliates with the Securities and Exchange Commission on September 17, 2002.
(7) Includes 8,625 shares of common stock stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.
(8) Includes options to purchase 67,000 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.
(9) Messrs. Grady, Horn Millburn and Pergande were named executive officers of INSpire as of December 31, 2001.
(10) Includes 3,750 shares of common stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.
(11) Includes 200,000 shares of common stock stock issuable upon the exercise of options that are currently exercisable or exercisable within 60 days.
(12) In addition, 2,341,000 shares are held by Buena Venture Associates, L.P. Mr. Pergande is a partner in Buena Venture Associates, L.P. and may be deemed to be the beneficial owner of the shares.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Higginbotham and Associates, Inc., which is partly owned by InsureZone, Ltd., that is in turn is 42% owned by Buena Venture Associates, L.P., a 12.2% shareholder of INSpire, provides insurance services to the Company. As of December 31, 2001, the Company has paid approximately $578,000 for services provided in 2001. Mr. Pergande, INSpire's former Chairman, is a partner in Buena Venture Associates, L.P.

           INSpire leases its approximately 129,400 square foot corporate headquarters in Fort Worth, Texas from IIS Realty, Ltd., a Texas limited partnership (the "Partnership") pursuant to a lease agreement, dated as of November 13, 1998 (the "Lease Agreement") and amendments to the Lease Agreement effective May 1, 1999 and November 1, 1999. F. George Dunham, III (former Chairman and CEO) owns a 50% interest in the Partnership and Messrs. Bartel, Cox and Wynne, who are directors of INSpire with the exception of Mr. Wynne, who resigned as a director in January 2000, own the remaining 50% interest in equal parts. The term of the Lease Agreement is ten years, with one renewal option of five years. The Lease Agreement, as amended, provides for monthly rental payments of approximately $86,250 for the first five years, $97,000 for the next five years, and $108,000 for the five-year renewal period, plus taxes, insurance and maintenance costs. For the year ended December 31, 2001, INSpire made rental payments of approximately $1,035,000 to the Partnership under the Lease Agreement.

         INSpire and Millers Insurance, an entity that owns 24.26% of Inspire's common stock, are parties to a sublease agreement, dated as of January 1, 1997, pursuant to which Millers Insurance subleases to Inspire certain furniture, equipment and other personal property that Millers Insurance has leased from third parties under various equipment leases for the benefit of INSpire. The sublease payments by INSpire to Millers Insurance under the sublease equal the lease payments by Millers Insurance to the lessors under the respective leases. For the year ended December 31, 2001, INSpire made lease payments of approximately $104,000. The Company provides outsourcing services, software, and software services to Millers American Group, Inc. ("Millers American"), Millers Insurance, an indirect wholly-owned subsidiary of Millers and the Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, under the terms of a five-year Master Services Agreement (the "Millers' MSA"). Millers Insurance is a 24.2% shareholder of the Company. The Company and various Millers American subsidiaries entered into the Millers' MSA in December 1999. For the years ended December 31, 2001, 2000 and 1999, the Company earned total fees of $19,282,000, $25,354,000 and $28,458,000, respectively, under the Millers' MSA. See Note 13, Dependence on Customers regarding the Millers business.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1)      Financial Statements

                           Independent Auditors' Report
                           Consolidated Balance Sheets as of December 31, 2001
                             and 2000
                           Consolidated Statements of Operations for each of the
                             three years ended December 31, 2001, 2000 and 1999.
                           Consolidated  Statements of Shareholders'  Equity for
                             each of the three years ended  December  31,  2001,
                             2000 and 1999.
                           Consolidated Statements of Cash Flows for each of the
                             three years ended December 31, 2001, 2000 and 1999.
                           Notes to the Consolidated Financial Statements

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

         (b) The Company filed no Current Reports on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INSPIRE INSURANCE SOLUTIONS, INC.


                                           By: /s/ Richard Marxen
                                              ----------------------------------
                                              Name:    Richard Marxen
Date  November 7, 2002                        Title:   Chief Executive Officer
    ----------------------------


         Each person whose signature appears below hereby constitutes and appoints Richard Marxen his true and lawful attorney-in-fact, for him and in his name, place and stead, to sign any and all amendments to this Report and to cause the same to be filed with the Securities and Exchange Commission, hereby granting to said attorney-in-fact full power and authority to do and perform all and every act and thing whatsoever requisite or desirable to be done in and about the premises as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorney-in-fact may do or cause to be done by virtue of these presents.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                          Signature                                          Title                          Date



/s/ Richard Marxen                                           Chief Executive Officer (principal           November 7, 2002
---------------------------------------------------          executive officer)
 Richard Marxen

/s/ Andrea Goodrich
----------------------------------------------------         Chief Financial Officer (principal           November 7, 2002
Andrea Goodrich                                              financial officer and principal
                                                             accounting officer)


/s/ Harry E. Bartel
----------------------------------------------------         Director                                     November 7, 2002
Harry E. Bartel


/s/ R. E. Cox, III
----------------------------------------------------         Director                                     November 7, 2002
R. E. Cox, III

/s/ Jo Ann Howard
----------------------------------------------------         Director                                     November 7, 2002
Jo Ann Howard



                                 CERTIFICATIONS

I, Richard Marxen, certify that:

1. I have reviewed this annual report on Form 10-K of Inspire Insurance Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 7, 2002

                                                    /s/ Richard Marxen
                                                   -----------------------------
                                                   Richard Marxen
                                                   Chief Executive Officer

I, Andrea Goodrich, certify that:

1. I have reviewed this annual report on Form 10-K of Inspire Insurance Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 7, 2002


                                                    /s/ Andrea Goodrich
                                                    ----------------------------
                                                    Andrea Goodrich
                                                    Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page

Independent Auditors' Report..................................      F-2
Consolidated Financial Statements:
      Consolidated Balance Sheets.............................      F-3
      Consolidated Statements of Operations...................      F-4
      Consolidated Statements of Shareholders' Equity.........      F-5
      Consolidated Statements of Cash Flows...................      F-6
      Notes to Consolidated Financial Statements..............      F-7







                                       F1

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas

         We have audited the accompanying consolidated balance sheets of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of INSpire Insurance Solutions, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Notes 1 and 15, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in February 2002. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 15,2002
(November 4, 2002 as to Notes 1, 14 and 15)



                                    INSpire Insurance Solutions, Inc.
                                       Consolidated Balance Sheets


----------------------------------------------------------------------------------------------------------

                                                            December 31,               December 31,
                                                                2001                       2000
                                                       ------------------------  -------------------------

                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $       4,913,975          $       8,619,072
   Short term investments                                              864,011                  4,867,269
   Accounts receivable                                               6,387,000                 19,761,284
   Income taxes receivable                                                 423                  1,882,467
   Deferred income taxes                                                     -                  8,782,861
   Prepaid expenses and other current assets                         1,506,586                  1,663,358
                                                       ------------------------  -------------------------
Total current assets                                                13,671,995                 45,576,310
                                                       ------------------------  -------------------------

Deferred income taxes                                                        -                  7,060,939
Property and equipment, net                                          5,399,011                  7,863,203
Intangibles and other assets, net
   Capitalized contract costs                                                -                 33,779,974
   Acquired software costs                                           2,330,934                  1,915,487
   Capitalized software development                                    517,870                    761,705
   Other assets                                                        759,866                    934,025
                                                       ------------------------  -------------------------
TOTAL                                                        $      22,679,676          $      97,891,643
                                                       ========================  =========================

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $      3,007,406           $      2,924,290
   Accrued payroll and compensation                                  1,550,016                  1,804,280
   Accrued liabilities for terminated contracts                        935,687                          -
   Accrued property and sales tax                                    1,149,848                    826,050
   Other accrued expenses                                            2,421,418                  8,376,313
   Unearned revenue                                                  5,564,422                  7,286,896
   Deferred compensation                                                10,771                    821,855
                                                       ------------------------  -------------------------
Total current liabilities                                           14,639,568                 22,039,684
                                                       ------------------------  -------------------------

Deferred compensation                                                  359,458                    370,229
                                                       ------------------------  -------------------------
TOTAL LIABILITIES
                                                                    14,999,026                 22,409,913
                                                       ------------------------  -------------------------

SHAREHOLDERS' EQUITY:
Preferred  stock,  $1.00 par value;  1,000,000  shares
authorized, d                                                                -                          -
Common  stock,  $.01  par  value;   50,000,000  shares
authorized, 19,167,735 shares issued in 2001;
19,138,001 shares issued in 2000                                       191,678                    191,380
Additional paid in capital                                         114,503,245                113,729,020
Treasury stock                                                       (271,055)                          -
Accumulated deficit                                              (106,743,218)               (38,438,670)
                                                       ------------------------  -------------------------
Total shareholders' equity                                           7,680,650                 75,481,730
                                                       ------------------------  -------------------------
TOTAL                                                        $      22,679,676           $     97,891,643
                                                       ========================  =========================


          See accompanying notes to consolidated financial statements.



                                         INSPIRE INSURANCE SOLUTIONS, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended December 31,
                                                     --------------------------------------------------------------------------
                                                             2001                    2000                       1999
                                                     ---------------------    --------------------     ------------------------
REVENUES:
     Outsourcing services                              $      62,908,031        $    114,339,552         $      111,700,370
     Software and software services                            5,053,505              11,087,444                 26,939,783
     Other                                                       902,858               1,172,684                  1,917,424
                                                     ---------------------    --------------------     ------------------------
         Total revenues                                       68,864,394             126,599,680                140,557,577
                                                     ---------------------    --------------------     ------------------------

EXPENSES:
     Cost of outsourcing services, net                        65,009,490             100,718,100                 81,458,067
     Cost of software and software services, net               2,677,632               5,401,462                 19,184,026
     Cost of other revenues, net                                 252,592                 401,440                  1,154,209
     Selling, general and administrative                      11,367,657               9,957,188                 18,308,059
     Research and development, net                             1,570,368               2,139,310                  5,195,214
     Severance expense                                           644,274               1,905,167                  1,720,586
     Depreciation and amortization                             6,339,962               8,344,740                  9,186,295
     Bad debt expense                                            597,800               2,292,810                 10,990,519
     Litigation expense                                        1,528,199               1,022,977                  1,229,442
     Impairment charges                                       31,545,290              31,646,700                 16,756,701
     Other                                                             -                       -                    804,000
                                                     ---------------------    --------------------     ------------------------
         Total expenses                                      121,533,265             163,829,895                165,987,118
                                                     ---------------------    --------------------     ------------------------
OPERATING LOSS                                              (52,668,871)            (37,230,215)               (25,429,541)
OTHER INCOME (EXPENSE):
     Interest income                                             400,011                 765,260                  1,410,306
     Other                                                         (751)               (243,663)                   (14,150)
                                                     ---------------------    --------------------     ------------------------
         Total other income (expense)                            399,260                 521,597                  1,396,156
                                                     ---------------------    --------------------     ------------------------
LOSS BEFORE INCOME TAX AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE                                                    (52,269,611)            (36,708,618)               (24,033,385)
INCOME TAX BENEFIT (EXPENSE)                                (15,843,799)              11,374,063                  4,343,299
                                                     ---------------------    --------------------     ------------------------
LOSS BEFORE CUMULATIVE EFFECT OF                            (68,113,410)            (25,334,555)               (19,690,086)
  ACCOUNTING CHANGE
Cumulative effect of change in accounting
  for outsourcing services, net of income
  tax benefit                                                          -             (4,861,697)                          -
                                                     ---------------------    --------------------     ------------------------
NET LOSS                                               $    (68,113,410)        $   (30,196,252)         $     (19,690,086)
                                                     =====================    ====================     ========================

SHARES OUTSTANDING (BASIC AND
  DILUTED)                                                    18,884,957              19,111,658                 18,998,270
                                                     =====================    ====================     ========================
Net loss per share before cumulative effect
  of accounting change                                            (3.61)                  (1.33)                     (1.04)
Cumulative effect of change in accounting
  for outsourcing services, net of income
  tax benefit                                                          -                  (0.25)                          -
                                                     ---------------------    --------------------     ------------------------
NET LOSS PER SHARE (BASIC AND
  DILUTED)                                             $          (3.61)        $         (1.58)         $           (1.04)
                                                     =====================    ====================     ========================

          See accompanying notes to consolidated financial statements.


                                         INSPIRE INSURANCE SOLUTIONS, INC.
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                  Retained
                                                             Additional           Earnings
                                          Common              Paid-In           (Accumulated         Treasury
                                           Stock              Capital             Deficit)             Stock              Total
                                      ----------------    -----------------    ----------------    --------------     --------------

Balance, January 1, 1999                $   186,858        $  108,710,195        $ 11,447,668       $         -        $120,344,721
Shares issued for exercise of
312,457 Options                               3,125             1,445,272                   -                             1,448,397
Shares purchased for employee stock
    purchase plan 32,309 shares, net              -                32,321                   -                                32,321
Income tax  effect  related to stock
    options                                       -             1,384,025                   -                             1,384,025
Options issued (or vested) for contract
    Acquisition                                   -               951,300                   -                               951,300
Net loss                                          -                     -        (19,690,086)                          (19,690,086)
                                      ----------------    -----------------    ----------------    --------------     --------------
Balance, December 31, 1999                  189,983           112,523,113         (8,242,418)                 -         104,470,678

Shares issued for exercise of
139,731 Options                               1,397               537,615                   -                               539,012
Shares purchased for employee stock
    purchase plan 28,000 shares, net              -               (9,021)                   -                               (9,021)
Vesting   of   options   issued  for
  contract Acquisition                            -               677,313                   -                               677,313
Net loss                                          -                     -        (30,196,252)                          (30,196,252)
                                      ----------------    -----------------    ----------------    --------------     --------------
Balance, December 31, 2000                  191,380           113,729,020        (38,438,670)                 -          75,481,730

Stock option cancellations                        -               265,336                   -                               265,336
Deferred compensation
  reclassification                                -               486,886                   -                               486,886
Treasury stock purchased                          -                     -                   -         (504,060)           (504,060)
Stock issuance/release for employee
    stock purchase plan                         298                22,003           (191,138)           233,005              64,168
Net loss                                          -                     -        (68,113,410)                          (68,113,410)
                                      ----------------    -----------------    ----------------    --------------     --------------
Balance, December 31, 2001              $   191,678        $  114,503,245      $ (106,743,218)      $ (271,055)        $  7,680,650
                                      ================    =================    ================    ==============     ==============


           See accompanying notes to consolidated financial statements


                        INSPIRE INSURANCE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASHFLOWS


                                                                         Year ended December 31,
                                                             2001                  2000                  1999
                                                       ----------------      ----------------      ----------------

Operating Activities:
   Net income                                          $   (68,113,410)      $   (30,196,252)      $   (19,690,086)
       Adjustments  to reconcile  net income to net
           cash provided by operating activities:
       Depreciation and amortization                          6,339,963             8,344,740             9,186,295
       Deferred income taxes                                 15,843,799          (12,115,597)           (6,178,373)
       Bad debts                                                597,800             2,292,810            10,990,519
       Loss on sale of assets                                       751               243,663                     -
       Intangible asset impairment                           31,545,290            31,646,700            16,756,701
       Cumulative effect of change in accounting                      -             7,045,938                     -
       Change in operating assets and liabilities:
           Accounts receivable                               12,276,484           (5,358,448)          (16,981,967)
           Unbilled receivables                                       -             4,814,894               936,511
           Prepaid expenses and other current
             assets                                             156,772               180,476             (352,844)
           Other assets                                         177,589             1,886,049               466,781
           Accounts payable                                      83,117               869,353               668,497
           Accrued payroll and compensation                   (154,230)               457,909               337,942
           Accrued liabilities for terminated
             contracts                                          935,687                     -                     -
           Accrued property and sales tax                       323,798                     -                     -
           Other accrued expenses                           (3,756,801)           (3,703,980)             7,487,826
           Unearned revenue                                 (1,722,474)           (1,251,096)              (53,826)
           Income taxes payable/receivable                    1,882,044             4,979,269           (3,646,843)
           Deferred compensation                              (169,667)             (505,110)               186,768
                                                        ---------------       ----------------       ---------------
   Net cash provided by (used in) operating
       activities                                           (3,753,488)             9,631,318               113,901
Investing Activities:
       Purchases of property, equipment and
          software                                          (2,141,348)           (1,831,173)           (6,418,278)
       Sale of property and equipment                                 -             2,579,570                     -
       Sale of investments                                    4,003,258            11,907,434             3,719,740
       Capitalized R&D costs                                   (13,335)             (703,521)           (1,611,650)
       Deferred contract costs                              (1,360,292)          (14,402,600)          (22,953,518)
                                                        ---------------       ----------------       ---------------
   Net cash provided (used) by investing activities             488,283           (2,450,290)          (27,263,706)
Financing Activities:
       Issuance of common stock                                       -                     -             (383,402)
       Purchase of treasury stock                             (504,060)                     -                     -
       Proceeds from  exercises  under stock plans,
         net                                                    64,168               539,012               832,272
                                                        ---------------       ----------------       ---------------
   Net cash provided by financing activities                  (439,892)               539,012               448,870
                                                        ---------------       ----------------       ---------------
Net increase/(decrease) in cash and cash
  equivalents                                               (3,705,097)             7,720,040          (26,700,935)
Cash and cash equivalents at beginning of period             8,619,072                899,032            27,599,967
                                                        ---------------       ----------------       ---------------
Cash and cash equivalents at end of period             $     4,913,975       $      8,619,072      $        899,032
                                                        ===============       ================       ===============

SUPPLEMENTAL CASH FLOW INFORMATION
           Interest paid                               $        24,886       $            289      $         14,150
                                                        ===============       ================       ===============
           Income taxes paid (refunded)                $     1,786,212       $    (4,771,459)      $      5,481,917
                                                        ===============       ================       ===============
NON CASH INVESTING ACTIVITIES
           Options issued for contract acquisition     $             -       $        677,313      $        951,300
                                                        ===============       ================       ===============

               See accompanying notes to the financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS

         General - INSpire Insurance Solutions, Inc. and subsidiary ("INSpire" or the "Company") is a provider of policy and claims administration solutions, including outsourcing services and software products to the property and casualty ("P&C") insurance industry. The Company sells its services and products directly to the customer. The majority of sales are in North America.

         On February 15, 2002, the Company filed petitions for relief under Chapter 11 of the U. S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as Debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits. The Company has also experienced net losses of approximately $68 million, $30 million, and $20 million for the years ended December 31, 2001, 2000 and 1999, respectively. These factors create substantial doubt about the Company's ability to continue as a going concern.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. As stated previously, the Company acquired three large contracts and through those contracts grew revenue to $140 million during 1998 and 1999. The Company developed the associated fixed infrastructure to provide the service required under these contracts. During 2000 and 2001, those contracts were either canceled or significantly reduced in scope, resulting in a severe decline in revenue. The Company also experienced significant declines in business from its existing customers, leaving the Company with excess infrastructure costs. It is the unnecessary infrastructure costs that the Company is targeting by seeking judicial reorganization.

         The original goal of the reorganization was to enable the Company to emerge as a stronger entity, of an efficient size with appropriate expense levels. The Company has since determined that the reorganization as an independent entity is neither feasible nor in the best interests of the Company's estate, creditors or shareholders. After careful deliberation and in consultation with the Creditors Committee, the Company determined that the only viable course of action, consistent with their fiduciary duties, is to seek to maximize the value of the Company's estates, through a sale of all or substantially all of their respective assets.

         The Company has filed with the Bankruptcy Court, a proposed Plan of Reorganization (the "Plan"), and an accompanying Disclosure Statement for the Plan of Reorganization (the "Disclosure Statement"). The following is a summary of the Plan.

         The Plan anticipates a potential sale of substantially all of the Company's assets including real property, intellectual property, cash, receivables, other current and long term assets, contractual rights, and other assets to CGI Group, Inc. ("CGI"), as set forth in a letter of intent that the Company and CGI executed on or about July 24, 2002 (the "Letter of Intent"). In exchange for such assets, CGI agreed to pay the Company $8,200,000 in cash (the "Cash Purchase Price") and assume up to $14,000,000 in liabilities including pre and post petition obligations incurred in the ordinary course of business, contractual obligations, unearned revenue and tax liabilities. The specific assets and liabilities to be included in a final definitive agreement are subject to ongoing negotiations. The Cash Purchase Price is based on the assumption that the "Net Asset Value" (as defined in the Letter of Intent) will be $7,000,000 (the "Assumed Net Asset Value"). Seven business days prior to the closing of this transaction, which must occur prior to November 15, 2002, the Company will deliver to the CGI a revised estimate of the Net Asset Value (the "Estimated Net Asset Value"). The Cash Purchase Price will be adjusted (upward or downward, as appropriate) by the amount that the Estimated Net Asset Value differs from the Assumed Net Asset Value; provided, however, that no adjustment will be made to the extent that the Estimated Net Asset Value exceeds
$8,400,000. The Company currently estimates the Cash Purchase Price to be adjusted to approximately $5,400,000.

         The Company also negotiated with ChoicePoint Inc. ("ChoicePoint"), for the potential sale of the Company's assets. Choicepoint filed a letter of intent with the Bankruptcy Court on October 24, 2002. Under the terms of the letter of intent, ChoicePoint would pay the Company $10,700,000 for all the assets of the Company and assume $3,146,785 in liabilities, as well as assuming certain future vendor obligations and leases. The offer was subject to certain conditions. On November 4, 2002, the Company was informed by Choicepoint that they were withdrawing their offer.

         The cash proceeds from a sale transaction and any remaining assets of the Company, if any (collectively, the "Trust Assets") will be transferred to a liquidating trust (the "Trust"). Michael G. Lawrence of NACM SW (the "Trustee") will be the initial trustee for the Trust and will liquidate the Trust Assets and distribute the proceeds to the creditors of the Company.

         The Trust Assets will be used to pay claims of creditors until such claims (and all expenses incurred in implementing the Plan) are paid in full, with any remaining assets being distributed to equity security holders. A total of $22,965,300 in claims have been filed in the Bankruptcy Court. The Company is in the process of analyzing these claims and, at this time, cannot give an exact amount of the claims which will be allowed; however, the Company believes that a substantial portion of these claims will be disallowed.

         Each equity security holder will receive a pro rata portion of such remaining assets, if any, based on the number of shares held as of the record date. The record date for such distributions will be the effective date of the Plan (the "Distribution Record Date"), which will be a date, as determined by the Company, on or after the date in which (i) a sale has been completed and
(ii) the Trust has been formed, and the Trustee has been appointed. At such time, trading of the shares of the equity security interests of the Company will cease.

         The Company is presently operating at a substantial net cash loss without any realistic prospect of reducing the rate at which the value of the estates is eroding. It is important to the Company, the creditors and other interested constituencies that an asset purchase agreement be finalized and accepted as expeditiously as possible.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The consolidated financial statements include the financial statements of INSpire and its wholly owned subsidiary, INSpire Claims Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         Property and Equipment - The Company records property and equipment at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on the estimated useful lives of assets, which range from three to ten years. Leasehold improvements are amortized over the term of the lease or their estimated useful life whichever is less. Repairs and maintenance are charged to operating expenses as incurred.

         Revenue Recognition - Revenues from outsourcing services are recognized as services are rendered. INSpire is typically paid a percentage of premiums written for policy administration services, a percentage of premiums earned or claims incurred for claims administration services and a percentage of premiums written, subject to a minimum fee, for IT services. Outsourcing services contracts generally are for terms of two to ten years. Due to the ongoing nature of these outsourcing services and the length of the terms of the service contracts, outsourcing services generate recurring revenues. Initial installations of software systems generally include a one-time license fee and a contract for the installation and customization of the system to meet the customer's specifications, which INSpire bills at an hourly rate. Amounts charged for the initial license and the installation and customization of systems are recognized as revenue during the installation period in proportion to the hours expended for installation compared to the total hours projected for installation. In other instances, revenues are recognized based on performance milestones specified in the contract. INSpire recognizes the annual fee charged for maintenance of the customer's system over the maintenance contract period. Revenues from computer hardware and equipment sales, included in other revenues, are recognized when INSpire receives notification that the equipment has been shipped by the manufacturer and title has passed to the customer. Changes in estimates of percentage of completion or losses associated with software services are recognized in the period in which they are determined. Losses associated with outsourcing services are recognized in the period in which they are determined. Unearned revenues consist of billings to customers in advance of revenues recognized on such services. Unbilled receivables consist of revenues recognized in advance of billings due to timing differences related to billing schedules specified in contracts.

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

         Research and Development - INSpire incurs research and development costs that relate primarily to the development of new services products and major enhancements to existing services and products. Research and development costs are comprised primarily of salaries. INSpire expenses or capitalizes, as appropriate, these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." All costs incurred prior to the time management believes a project has reached "technological feasibility" are expensed. Software production costs incurred subsequent to reaching technological feasibility are capitalized, if material, and reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized over the expected service life of the related software, generally three to seven years, using the straight-line method. The cost and related accumulated amortization of projects are written off as they become fully amortized. The Company assesses the recoverability of these costs by determining whether the carrying amount of the capitalized costs can be recovered through undiscounted future cash flows.

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

         Financial Instruments - The Company did not have any derivative financial instruments as of December 31, 2001 or 2000. The carrying amounts for the Company's cash, investments, and accounts receivable approximate fair value at December 31, 2001 and 2000 due to the short-term nature of these financial instruments.

         Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its holdings of cash and marketable securities. The Company's credit risk is managed by investing its cash and marketable securities in money market instruments and securities of the U.S. government and its agencies, municipalities and high-quality corporate issuers. At December 31, 2001 and 2000, the Company had no significant concentrations of credit risk.

         Cumulative Effect of Change in Accounting Principle - The Company adopted SAB 101 -- Revenue Recognition in Financial Statements effective with the fourth quarter of 2000. The Company evaluated its accounting method for deferred revenue and assessed the time frame for completion of claims and policy processing. Revenues from claims and policy processing services were previously recognized as they became billable to the customer since the Company had either substantially fulfilled its contractual service commitment or the costs to fulfill its future obligations under outsourcing contracts were not significant. As a result of adoption of SAB 101, outsourcing revenues are deferred and recognized over the period that services are expected to be provided.

         Net Income (Loss) Per Share - Net income (loss) per share of the Company is computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share considers the impact of potential common shares, unless the inclusion of such shares would have an antidilutive effect. The weighted average number of shares (basic and diluted) was 18,884,957 in 2001, 19,111,658 in 2000 and 18,930,371 in 1999. There were
1,954,558, 2,363,623, and 3,175,147 stock options that were not included in the weighted average number of shares (diluted) in 2001, 2000 and 1999 respectively, because they would have been antidilutive in those periods.


                                                                              Year Ended December 31,
                                                                      2001                  2000           1999
                                                                ------------------     --------------- --------------
Basic
    Average shares outstanding                                             18,885              19,112         18,930
    Net income (loss)                                                  $ (68,113)          $ (30,196)     $ (19,690)
    Per share amount                                                   $   (3.61)          $   (1.58)     $   (1.04)
Diluted
    Average shares outstanding                                             18,885              19,112         18,930
    Net income (loss)                                                  $ (68,113)          $ (30,196)     $ (19,690)
    Per share amount                                                   $ (  3.61)          $   (1.58)     $   (1.04)

         Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses reported during the reporting period. Actual results could differ from these amounts.

         Certain Reclassifications - Certain reclassifications have been made to the prior period consolidated financial statements to conform them to the current year classifications.

         Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133" ("SFAS 138"), is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 did not have an impact on its financial statements because the Company holds no derivative instruments.

         The Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141) and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 prohibits the use of the pooling of interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and intangible assets recognized in an entity's statement of financial position at that date regardless of when those assets were initially recognized. The Company does not expect that the adoption of SFAS 141 and SFAS 142 will have a material impact on its consolidated financial statements.

         The FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in August 2001 and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in October 2001. SFAS 143 addresses reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with earlier application permitted. SFAS 144 supercedes earlier guidance with respect to such accounting and is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 143 and SFAS 144 to have a material effect on its consolidated financial statements.

         In April 2002, the FASB issued Statement of Financial Accounting Standards, No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for financial statements issued on or after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a material effect on its consolidated financial statements.

         In June 2002, The FASB issued Statement of Financial Accounting Standards, No 146, "Accounting for Costs Associated With Exit or Disposal Activities" (SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial statements.

3.  ACCOUNTS RECEIVABLE

         Accounts receivable consists of the following:

                                                                            December 31,
                                                                 -----------------------------------
                                                                       2001               2000
                                                                 -----------------   ---------------

          Accounts receivable - trade...................         $ 10,826,364        $28,291,760
          Other.........................................                                 133,223
                                                                 -----------------   ---------------
                                                                    10,826,364         28,424,983
          Allowance for doubtful accounts.................             (4,439,364)    (8,663,699)
                                                                 -----------------   ---------------
                                                                 $    6,387,000      $ 19,761,284
                                                                 =================   ===============

         The following table summarizes activity in the allowance for doubtful accounts for the three years ended December 31, 2001:

                                                                       2001               2000               1999
                                                                 -----------------    --------------     --------------

          Balance at beginning of year...........................  $  8,663,699      $ 9,538,878         $     494,542
          Additions..............................................       597,800        2,292,810            10,990,519
          Deductions.............................................     4,822,135        3,167,989             1,946,183
                                                                 -----------------    --------------     --------------
          Balance at end of year.................................   $ 4,439,364      $ 8,663,699         $   9,538,878
                                                                 =================    ==============     ==============

  4.   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                             December 31,
                                                                 -----------------------------------
                                                                       2001               2000
                                                                 -----------------    --------------

          Computer equipment........................            $ 20,642,161         $  20,025,786
          Office equipment..........................               4,323,052             3,976,694
          Automobiles...............................                 145,042               172,971
          Leasehold improvements....................               4,229,131             4,128,906
                                                              ------------------   ---------------
                                                                     29,339,386         28,357,653
          Accumulated depreciation..................               (23,940,374)        (20,494,450)
                                                              ------------------   ---------------
                                                                $    5,399,011       $   7,863,203
                                                              ==================   ===============

         Depreciation expense was approximately $3,551,801, $4,291,000 and $4,063,000 for 2001, 2000 and 1999, respectively.

5.  Research and Development

         Research and development costs were approximately $1,583,000, $2,843,000 and $6,807,000 for the years ended December 31, 2001, 2000 and 1999, respectively, including capitalized software costs of approximately $13,000, $704,000 and $1,612,000.

6.  INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets consist of the following:

                                                                                      December 31,
                                                                         -------------------------------------
                                                                                 2001                2000
                                                                         -----------------    ----------------

     Capitalized  contract costs in excess of net assets acquired, net  $      -             $33,779,974
        of accumulated  amortization of $  -0- and $3,622,500
     Acquired software, net of accumulated amortization of
          $1,319,932 and $660,423..................................       2,330,934            1,915,487
     Developed software costs, net of accumulated amortization of
          $294,020 and $117,608....................................         517,870              761,705
     Other assets, at cost.........................................         759,866              934,025
                                                                        -------------------  -------------------
                                                                        $ 3,608,670          $37,391,191
                                                                        ===================  ===================

         Amortization expense was approximately $2,788,000, $4,053,000 and $5,123,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

         The Company recognized an impairment charge in August 2000 of approximately $14.0 million for certain intangible and other assets associated with the Island Insurance policy and claims outsourcing agreement and the
Pacific Service Center. The impairment charge was necessitated by the termination of the Island Insurance policy and claims outsourcing agreement and closing of the Pacific Service Center. In December 2000, the Company recognized an impairment charge of approximately $17.6 million for intangible and other assets associated with the termination of the Robert Plan outsourcing contract.

         During the third quarter 2001, the Company recognized an impairment charge of approximately $29.9 million for contract acquisition costs in excess of net assets acquired and capitalized contract implementation costs related to the Arrowhead General Agency, Inc. ("Arrowhead") contract. The Company was notified by Arrowhead in July 2001 that it would not be able to meet minimum premium levels required in the contract and that Arrowhead would like to explore a possible restructuring of its contract with the Company. As a result of the notification, the Company re-evaluated the future cash flows under the contract and determined that such intangible assets were in excess of the expected future cash flows. During the fourth quarter of 2001, the Company determined that, based on estimated future cash flows, the carrying amount of $1,610,000 related to the "Phoenix Acquisition", should be recognized as an impairment loss of that amount and is included in impairment charges in the consolidated statement of operations.

7.   INCOME TAXES

         Federal  income  tax  benefit  (expense)   consists  of  the  following
components:

                                                                        Year Ended December 31,
                                                                     2001             2000             1999
                                                               ----------------- ---------------- ----------------

   Current:
        Federal                                                $         -       $   1,400,000    $ (409,709)
        State                                                            -                   -       (41,340)
   Deferred:
        Federal                                                  (15,843,799)        9,974,063     5,363,885
        State                                                             -                 -        814,488
   Other:
         Tax deduction from the exercise of stock options
             Credited to paid in capital                                  -                 -     (1,384,025)
                                                               ----------------- ---------------- ----------------
                                                               $ (15,843,799)    $  11,374,063    $4,343,299
                                                               ================= ================ ================


         A reconciliation of income tax benefit (expense) computed by applying the federal statutory tax rate of 34% to income before income taxes, to the reported income taxes is as follows:

                                                                               Year Ended December 31,
                                                                   -------------------------------------------------
                                                                         2001            2000              1999
                                                                   --------------- ---------------- -- --------------

   Income tax benefit (expense) at statutory rate                     $17,771,667      $12,480,930       $ 8,171,351
   State income taxes, net of federal income tax benefit                        -                -           386,566
   Tax-exempt interest                                                     26,596          208,697           417,168
   Goodwill                                                             (313,365)        (369,367)       (4,205,245)
   Non-deductible impairment charges                                  (3,235,455)                -                 -
                                                                                                 -
   Other                                                                (701,924)        (974,321)         (426,541)
   Change in valuation allowance                                     (29,391,318)                -                 -
                                                                   --------------- ----------------    --------------
                                                                    $(15,843,799)     $ 11,374,063        $4,343,299
                                                                   =============== ================    ==============

         The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:



                                                                                           December 31,
                                                                                    2001                   2000
                                                                                --------------         --------------

Deferred income tax assets:
     Current:
         Accounts receivable                                                    $    1,731,352         $    3,378,842
         Prepaid royalties                                                             633,263                633,263
         Deferred revenue                                                            2,039,550              2,695,200
         Accrued expenses                                                            1,346,909              2,075,555
         Property & equipment                                                          227,619
                                                                                --------------         --------------
                                                                                     5,978,693              8,782,860
                                                                                --------------         --------------
     Non Current:
         Software development expenses                                                 323,561                247,123
         Acquired software costs                                                     1,980,985             11,940,574
         Capitalized contract implementation costs                                   1,086,172                      -
              Net operating losses                                                  20,223,876                      -
                                                                                --------------         --------------
                                                                                    23,614,594             12,187,697
                                                                                --------------         --------------
Total deferred income tax assets                                                    29,593,287             20,970,557
Valuation allowance                                                                 29,391,318                      -
                                                                                --------------         --------------
Net deferred tax assets                                                                201,969             20,970,557
                                                                                --------------         --------------

Deferred income tax liabilities:
     Non Current:
         Property & equipment                                                                                  44,657
         Capitalized contract implementation costs                                     201,969              4,007,029
         Capitalized software development                                                                     297,065
         Acquired software costs                                                                              778,007
                                                                                --------------         --------------
Total deferred income tax liabilities                                                  201,969              5,126,758
                                                                                --------------         --------------
Net deferred income tax assets                                                  $            -         $   15,843,799
                                                                                ==============         ==============

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the continuing significant taxable losses and the uncertainty inherent in projections for future taxable income over the periods with respect to which the deferred tax assets are deductible, management established a valuation allowance for the excess of deferred tax assets over deferred tax liabilities in the amount of $29,391,318. The change in the valuation allowance was $29.4 million during the year ended December 31, 2001. The Company has a net operating loss carryforward of approximately $60 million that will begin to expire in 2015 if not used to offset taxable income by that time.

8.  RELATED PARTY TRANSACTIONS

         The Company  provides  outsourcing  services,  software,  and  software services to Millers American Group, Inc. ("Millers American"), The Millers Insurance Company ("Millers Insurance"), an indirect wholly-owned subsidiary of Millers American and the Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, under the terms of a five-year Master Services Agreement (the "Millers' MSA"). Millers Insurance is a 24.2% shareholder of the Company. The Company and various Millers American subsidiaries entered into the Millers' MSA in December 1999. For the years ended December 31, 2001, 2000 and 1999, the Company earned total fees of $19,282,000, $25,354,000 and $28,458,000, respectively, under the Millers' MSA. See Note 13, Dependence on Customers regarding the Millers business.

         On September 1, 1999, the Company entered into an Asset and Employee Transfer Agreement with Millers American (the "Phoenix Acquisition"), pursuant to which Company agreed to acquire from Millers American for $3,500,000 certain assets and employees used in the conduct of its policy and claims administration with respect to its policies written by Phoenix Indemnity Insurance Company ("Phoenix Indemnity"),a wholly-owned subsidiary of Millers American. In conjunction with this transaction, the Company entered into a Service Addendum to the Millers' MSA with Millers American to provide certain policy and claims administration services with respect to the Phoenix Indemnity book of business for a period of ten years beginning September 1, 1999.

         Effective January 1, 1998, the Company and Millers Insurance entered into an agreement whereby the Company provided employee benefits administration services to Millers Insurance and Millers Casualty for a monthly fee of $15,000. As of December 31, 2000, Millers Insurance terminated this arrangement. Total fees earned under this agreement were $180,000 for each of the years ended December 31, 2000 and 1999.

         Receivables due from Millers American were approximately $1,276,000 as of December 31, 2001 declining from $6,238,000 as of December 31, 2000. As of December 31, 2001 the receivables due from Millers American represented 20% of the Company's accounts receivable.

         The Company provided software and software services to InsureZone, Ltd. which is 42% owned by Buena Venture Associates, a 12.3% shareholder of the Company. For the year ended December 31, 2001, the Company earned approximately $15,000 in revenue from license fees and services performed. As of December 31, 2001, a receivable was due from InsureZone of approximately $327,000 all of which is over 90 days past due and was fully reserved. The Company collected $200,000 of this receivable in the first quarter of 2002.

         The Company's headquarters is located in a building owned by a partnership that includes certain current and former members of the Company's Board of Directors. For each of the years ended December 31, 2001, 2000 and 1999 the Company incurred $1,035,040 of rental expense under this agreement.

9.  EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(k) plan (the "Plan") covering all employees who meet certain minimum age and length of service requirements. The Plan provides for payment of the employee's vested portion of the Plan upon retirement, termination, disability, or death. Discretionary contributions may be made to the Plan under the direction of the Company's Board of Directors. The Company made contributions of approximately $130,000, $681,000 and $973,000, and incurred expenses of approximately $13,000, $32,000 and $51,000 related to the Plan for the years ended December 31, 2001, 2000, and 1999 respectively. On February 7, 2002, the Company notified its employees that the Company's matching fund contributions to the 401K plan were being suspended effective February 15, 2002.

10.  EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

         As of December 31, 2001, the Company's employee and director stock option plans have authorized the grant of options to employees and outside directors for up to 4,575,000 shares of the Company's common stock. Options granted vest over a period ranging from immediately to six years of continued employment or service with the Company. The Company sponsors a Stock Option Plan which provides for the grant of incentive and nonqualified options to purchase up to 4,500,000 shares of common stock subject to certain adjustments as described in the Stock Option Plan. Stock options are issuable only to eligible directors, officers and employees of the Company. Options granted vest over a period ranging from immediately to six years of continued employment or service to the Company.

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

         The Company sponsors the Director Stock Option Plan, ("Director Plan"). A total of 75,000 shares have been reserved for issuance pursuant to the Director Plan. Each new non-employee director who is elected (or appointed to fill any vacancy) as a director of the Company will be granted options under the Director Plan to purchase 3,750 shares of common stock at the fair market value of the common stock on the date of grant. Also, each non-employee director who has previously been granted options under the Director Plan will be granted an additional option to purchase 375 shares of common stock on the day after each annual meeting of shareholders of the Company. The Director must be serving as a director on the date of the grant. Options under the Director Plan vest and become exercisable as of the date of grant.

         The following table summarizes the stock option activity under the Stock Option Plan and Director Plan for the three years ended December 31, 2001:



                                                                                                              Weighted
                                                                    Number of          Exercise Price          Average
                                                                     Options           Per Option           Exercise Price
                                                                  --------------       -----------------    --------------

Options outstanding as of January 1, 1999                             3,224,847          $0.87 -  $26.5     $   11.00
     Options granted                                                  2,004,407           4.11 - 19.06           8.97
     Options exercised                                                (312,457)           0.87 - 8.00            3.28
     Options forfeited                                              (1,741,650)           6.00 - 26.50          16.55
                                                                  --------------
Options outstanding as of December 31, 1999                           3,175,147           0.87 - 26.50           8.07
     Options granted                                                  1,382,925           0.16 - 2.97            0.97
     Options exercised                                                (139,731)           0.87 - 0.87            0.87
     Options forfeited                                              (2,054,718)           2.44 - 26.50          10.35
                                                                  --------------
Options outstanding as of December 13, 2000                           2,363,623           0.16 - 6.00            2.24
     Options granted                                                  1,076,500           0.38 - 5.00            1.81
     Options exercised                                                        -
     Options forfeited                                              (1,086,215)           0.01 - 6.00            2.45
                                                                  --------------
Options outstanding as of December 31, 2001                           2,353,908
                                                                  ==============

Exercisable as of December 31, 2001                                   1,221,323           0.25 - 6.00            2.54
                                                                  ==============
Exercisable as of December 31, 2000                                     669,975           0.34 - 6.00            4.07
                                                                  ==============
Exercisable as of December 31, 1999                                   1,617,785           0.87 - 26.50           6.36
                                                                  ==============
Options available for grant as of December 31, 2001                   2,221,092
                                                                  ==============


         Under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company recognized no compensation expense for the years ended December 31, 2001, 2000 and 1999, as the exercise price of all stock options granted under the terms of the Stock Option Plan was at or above the fair market value of the common stock at the date of grant. Had the Company implemented SFAS 123, "Accounting for Stock-Based Compensation," the Company's compensation expense would have decreased by approximately $1,161,000 for the year ended December 31, 2001, and increased by approximately $4,961,000 and $8,317,000 for the years ended December 31, 2000 and 1999, respectively.

         The Company's pro forma net loss and net loss per share (basic and diluted) considering the effects of implementing SFAS 123, net of tax effects, would have been as follows:



                                                                         Year ended December 31,
                                                             2001                  2000                  1999
                                                     ------------------      ----------------      ----------------

Pro forma net loss                                   $     (66,952,000)      $   (33,371,000)      $   (25,013,000)
Pro forma net loss per share (basic and diluted)                 (3.55)                (1.75)                (1.32)



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, based on the following assumptions for options granted in 2001, 2000 and 1999, respectively: risk-free interest rates of 3.6%, 5.5%, and 6.7%; expected lives of 4.7 years, 5.7 years, and 4.5 years; volatility factors of 140%, 115%, and 70%; and no dividends.

         The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 were $1.10, $ 0.64 and $4.83, respectively. There were no options granted during 2001, 2000 or 1999 at a value less than market value on the date of grant.

         The following table summarizes the stock options outstanding under the Stock Option Plan and Director Plan as of December 31, 2001:


                                              Weighted
                                              Average
                          Number of          Remaining           Weighted           Number of           Weighted
      Range of            Options           Contractual           Average            Options             Average
  Exercise Prices        Outstanding      Life (in Years)     Exercise Price       Exercisable       Exercise Price
  ---------------        -----------      ---------------     --------------       ------------      --------------

$  0.00 - $2.65           1,902,323                3.4         $      1.22              861,523        $      1.47
    2.65 - 5.30             295,570                5.0                4.71              263,005               4.79
    5.30 - 7.95             156,015                1.8                6.00               96,795               6.00
                         -----------      ---------------     --------------       ------------      --------------
                          2,353,908                3.5         $      1.98          $ 1,221,323        $      2.54
                         ===========      ===============     ==============       ============      ==============


11.  EMPLOYEE STOCK PURCHASE PLAN

         The Company sponsors an Employee Stock Purchase Plan (the "Stock Purchase Plan"), under which a total of 637,500 shares of Common stock has been reserved for issuance. Any employee who has been employed by the Company for 90 days is eligible to participate in offerings under the Stock Purchase Plan.

         During 2001, 2000 and 1999 offerings of 75,000 shares each were made on January 1 and July 1, respectively. The maximum number of shares issued in each semi-annual offering will be 75,000 shares plus the cumulative number of unissued shares from prior offerings under the Stock Purchase Plan. As a result of these offerings, participants purchased 215,822 and 75,015 shares in 2001, 30,520 and 227,112 shares in 2000, and 18,455 and 30,961 in 1999, respectively, of common stock.

         On the commencement date of each offering under the Stock Purchase Plan, a participating employee is deemed to have been granted an option to purchase a maximum number of shares of common stock equal to: (i) the percentage of the employee's base pay that such employee has elected to be withheld (not to exceed 10%), (ii) multiplied by such employee's base pay during the period of such offering and (iii) divided by the lower of 85% of the closing market price of the common stock on the applicable offering commencement date or 85% of the closing market price of the common stock on the offering termination date. Options held by a participant are exercisable only by that participant.

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

13.   TRANSACTIONS WITH  MAJOR CUSTOMERS

         A major portion of the Company's revenue is concentrated among three customers. As such, the Company is subject to all the risks associated with a business that has a high degree of business concentrated in a small number of customers. This includes the risk that the loss of business from any one or more of its major customers for any reason, including, but not limited to, business difficulties encountered by its customers, could have a material adverse effect on the Company's business. For the years ended December 30, 2001, 2000 and 1999, Millers American, Arrowhead and Clarendon accounted for approximately 28%, 42%, and 12%; 21%, 30%, and 7%; and 20%, 22%, and 7%, respectively, of the Company's revenues.

         Millers American has sold certain books of business and has begun processing other books of business in-house both of which will reduce Millers American's need for policy administration, claims administration and other services currently provided by the Company. Also, the Company and Millers American renegotiated provisions of the Millers' MSA and may renegotiate additional terms of the Millers' MSA in the future. At this time, the Company estimates that the decrease in services and the renegotiated provisions of the Millers' MSA will result in decreased revenues from Millers American in 2002 of approximately $9.0 million when compared to 2001 revenues of $19.3 million. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease in services to Millers American will have a material adverse impact on the Company's results of operations in the future.

         On July 7, 2001, a the Company received notification from E.W. Blanch Insurance Services that it will be transferring the processing of Clarendon's Florida book of business to another company. The Company is currently in negotiations to retain the processing of this book of business, however, there can be no assurance that the Company will retain the processing, or that the terms will not be materially altered. Revenues from Clarendon's Florida book of business are approximately 7% of the Company's revenues.

14.  COMMITMENTS AND CONTINGENCIES

         Operating Leases - The Company leases certain office space and equipment under operating leases and a sublease for periods ranging from one to ten years. Rentals on operating leases (exclusive of real estate taxes, insurance and other expenses payable under the leases) amounted to approximately $6,205,000, $9,116,000 and $9,368,000 for the years ended December 31, 2001,
2000 and 1999, respectively. These leases generally contain optional renewal provisions for one or more periods. Future annual minimum lease payments without adjustment that might result from the bankruptcy proceedings for each of the next five years and in the aggregate therefore are:

                   2002....................................  $     5,644,474
                   2003....................................        4,447,337
                   2004....................................        3,262,916
                   2005....................................        3,039,022
                   2006....................................        2,550,929
                   Thereafter..............................        3,950,116
                                                             -----------------
                                                             $    22,894,794
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

         Litigation - In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for WPC (now known as INSideoutSM) and other software products, and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that INSpire did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. The letter of credit expired on September 1, 2000. On December 21, 1999, INSpire filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, to restrict Sul America from drawing down on a performance bond. The Company has also asserted a counterclaim for the nonpayment of various amounts by Sul America. Sul America filed a motion for relief from the stay which was heard by the Bankruptcy Court on October 2, 2002. The Bankruptcy court denied the motion without prejudice to its being reasserted after January 1, 2003. In the meantime the parties are directed to mediation, which is to include ACE Seguradora, S.A., the bonding company.

         On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's common stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et al. v. INSpire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiff sought monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, were filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. INSpire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. INSpire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed, and the consolidation action has been transferred to the Fort Worth Division. The Company, together with the other defendants, filed a motion to dismiss. In March 2001, the Court granted the Company's motion to dismiss. As a result, an order was entered dismissing the case without prejudice and giving the Plaintiffs leave to amend their lawsuit. In June 2001, this suit was refiled. This matter was dismissed with prejudice and without the right to re-plead in April, 2002. The Plaintiffs have appealed the matter to the United States Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot presently be determined.

         On March 2, 2000, the Company filed an arbitration claim against The Doctor's Company with the American Arbitration Association to collect $1,546,095 as the amount due to the Company under a License Agreement, Implementation Support Agreement, and Accelerated Enhancement Plan Agreement. On March 21, 2000, The Doctor's Company submitted a claim for breach of contract against the Company with the American Arbitration Association and filed suit against the Company in the Superior Court of the State of California to compel arbitration in California. On August 30, 2000, the Court denied the petition to compel arbitration in California. The Doctor's Company arbitration claim alleged that as a result of the Company's failure to meet obligations under its agreements The Doctor's Company was entitled to the return of $912,507 previously paid to the Company plus direct costs and consequential damages. In August 2000, the American Arbitration Association consolidated the arbitration proceeding filed by The Doctor's Company with the arbitration proceeding commenced by the Company. This case was settled on November 27, 2001 with the Company paying $400,000 to The Doctor's Company.

         On June 13, 2000, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego by Western Family Insurance Company, Inc. ("Western Family") (Western Family Insurance Company, Inc. vs. Arrowhead General Insurance Agency, Inc., et. al. (GIC749525)). Western Family was seeking approximately $4.0 million in damages for alleged breach of contract, negligence, breach of fiduciary duty, and express indemnity, plus a claim for unspecified punitive damages. The allegations of this lawsuit were based on an agency agreement by and between Arrowhead General Insurance Agency, Inc, ("Arrowhead") and Western Family and a claims management agreement by and between Arrow Claims Management, Inc. (a subsidiary of Arrowhead) and Western Family, each entered into in September 1996. The Company purchased certain assets of Arrowhead and the stock of Arrow Claims Management, Inc. in December 1998. This case was dismissed on June 5, 2001.

         On August 22, 2000, a cross complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Clarendon (Clarendon National Insurance Company v. Nora Sauceda, Louis Sauceda, David Garcia, Arrowhead Claims Management, Inc., et. al. (BC199918)). Clarendon was seeking reimbursement against Arrowhead Claims Management, Inc ("Arrow") for an arbitration award in the amount of $14.5 million that was awarded to the plaintiffs against Clarendon in a lawsuit that alleged liability against Clarendon for bad faith in denying a claim and which was allegedly mishandled by Arrow prior to the acquisition of Arrow by the Company on December 1, 1998. The claims were based on an agency agreement between Arrowhead General Agency, Inc. and Clarendon and a claims management agreement between Arrow (then a subsidiary of Arrowhead General Agency, Inc.) and Clarendon. In January 2002, this case was settled and the Company has been formally dismissed.

         On February 6, 2001, the Company filed suit against Motors Insurance Company ("MIC") and General Motors Acceptance Corporation ("GMAC") alleging breach of contract under three separate agreements claiming damages of $3,036,925, $405,000, and $373,000, respectively. On April 11, 2001, MIC and

GMAC filed an answer and counterclaim against the Company alleging they received no working software and are seeking amounts paid to the Company (approximately $9.4 million), treble damages and court costs. During September 2001, this case was settled and the Company received $1 million in settlement of its claim.

         On May 14, 2001, Benchmark General Agency filed suit in the 101st Judicial District Court of Dallas County, Texas seeking damages for breach of contract. The suit alleges that INSpire failed to successfully implement a system conversion and as a result Benchmark suffered damages for costs incurred and loss of business. The Company asserted claims for past-due monies owed to the Company for the sale of the system implementation. This case was dismissed without prejudice on September 20, 2002.

         On July 17, 2001, a class action lawsuit brought on behalf of claims adjusters allegedly employed by the Company was filed against the Company in the Superior Court of California, County of San Diego. The plaintiffs seek to recover overtime compensation allegedly earned but not paid by the Company during their employment or upon their departure, as well as civil statutory penalties. At this time the Company cannot predict the outcome of this litigation although the Company intends to vigorously defend against this action.

         From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

15.      SUBSEQUENT EVENTS

         On January 18, 2002, Shelia and Jamie Codova filed suit in the Second Judicial District Court, County of Bernalillo, New Mexico against INSpire and other parties for emotional distress as a result of their automobile claim allegedly not being handled properly. The dispute arose over the value of the plaintiff's automobile and whether it was a total loss. The plaintiff is seeking $50,000 plus punitive damages and costs. At this time the Company cannot predict the outcome of this litigation and is seeking to be dismissed from this action or make a nominal settlement.

         On February 15, 2002, the Company filed petitions for relief under Chapter 11 of the U. S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as Debtor-in-Possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits. On August 26, 2002 the Company filed the Plan of Reorganization and Disclosure Statement. See the discussion of the Plan under Reorganization in
Note 1.

         The Company signed a renegotiated lease for the Fort Worth, Texas home office with IIS Realty, LTD. effective April 2002. Under the terms of the new lease, which expires April 1, 2004, the Company is leasing approximately 55,000 square feet for the amount of $82,500 per month. Also, INSpire will no longer be responsible for all utility, property tax, and insurance costs related to the building at 300 Burnett Street.

         On April 30, 2002, INSpire terminated its IT outsourcing contract with Lockheed Martin. Lockheed Martin provided data center, networking, server support, desktop support and help desk services to INSpire under the terms of a ten-year contract established in 2001. On May 1, 2002, responsibility for running all IT functions transitioned from Lockheed Martin to INSpire. In June 2002, the Company received Court approval for a settlement on the IT outsourcing contract with Lockheed Martin. The settlement amount of $1.5 million included payment of $827,757 for all prepetition liabilities due Lockheed Martin and $729,243 for damages from the contract's cancellation.

         During May 2002, INSpire received approval from the U.S. Bankruptcy Court to restructure certain policy and claims processing agreements with Arrowhead. Under the terms of the restructured agreements, INSpire will continue to provide policy and claims administration services for Arrowhead's personal property business through December 2008. Arrowhead will assume responsibility for policy administration of its personal auto and commercial lines businesses. (In January 2002, Arrowhead Claims Management resumed responsibility for its personal auto claims administration.) Arrowhead is purchasing from INSpire an
INSideOUT software license to support its personal auto and commercial businesses. INSpire will provide software applications consulting services to Arrowhead through December 2008. The restructured agreements are expected to increase INSpire's profits by approximately $1.2 million each year despite a reduction of INSpire's revenues by approximately $4 million per year. The agreements were signed May 14, 2002 and were immediately effective.

         In July 2002, the Company received Court approval to implement a Key Employee Retention Plan ("KERP") which provides cash incentives to key employees of the Company. The KERP is expected to encourage employees to continue their employment with INSpire through the reorganization. Total payments under the KERP are expected to be $286,000 and the first installment was paid in July.

         The Company was notified by Clarendon in August 2002 to non-renew approximately 13,500 policies with renewal dates from November 1, 2002 through January 31, 2003. The Company estimates that this will decrease revenues over the next twelve months by approximately $600,000.

         The Company announced that Tom Slone, John F. Pergande, Gregory B. Kent and Daniel E. Berce resigned as members of the Company's board of directors. Mr. Pergande also served as the chairman of the board of directors. Mr. Slone's resignation was effective as of June 6, 2002. Messrs. Pergande and Kents' resignations were effective August 13, 2002 and Mr. Berce's resignation is effective August 14, 2002. None of the resigning directors cited disagreements with the Company relating to the Company's operations, policies or practices as a reason for their departure.

                                  EXHIBIT INDEX

   Exhibit No.                          Description
-----------------  -------------------------------------------------------------


          2.1       --Stock Purchase Agreement, dated as of October 29, 1998, by
                    and  among  INSpire,   ACM  and  the   shareholders  of  ACM
                    (Incorporated  by reference to Exhibit 2.1 of INSpire's Form
                    8-K, dated December 1, 1998 and filed on December 14, 1998).
          2.2       --Asset Purchase Agreement, dated as of October 29, 1998, by and between INSpire and AGIA.  (Incorporated by reference to
                    Exhibit 2.2 of INSpire's  Form 8-K,  dated  December 1, 1998 and filed on December 14, 1998).
          2.3       --Form of Stock Purchase Agreement, dated April 20, 1998, by and among INSpire,  Paragon and the  shareholders of Paragon
                    (Incorporated  by reference to Exhibit 2.1 of INSpire's Form
                    10-Q for the three months ended March 31, 1998, filed on May
                    14, 1998).
          2.4       --Plan   of   Reorganization   and   Disclosure    Statement
                    (Incorporated  by  referenced  to  Exhibits  2.1  and 2.2 of
                    INSpire's  Form  8-K,  dated  August  27,  2002 and filed on
                    September 4, 2002).
          3.1       --Restated Articles of Incorporation of INSpire and Articles
                    of  Amendment  No. 1 thereto  (Incorporated  by reference to
                    Exhibit 3.1 of INSpire's Registration Statement on Form S-1,
                    Registration No. 333-31173).
          3.2*      --Amended and Restated Bylaws of INSpire.
          4.1       --Specimen Certificate for shares of common stock of INSpire
                    (Incorporated  by  reference  to  Exhibit  4.1 of  INSpire's
                    Registration   Statement  on  Form  S-1,   Registration  No.
                    333-31173).
          4.2       --Form of Amended  and  Restated  Rights  Agreement,  by and
                    between INSpire and U.S. Trust Company of Texas, N.A., dated as of December 18, 1998 (Incorporated by reference to Exhibit 4.2 of INSpire's From 10-K for the year ended
                    December 31, 1998, filed on March 25, 1999).

          10.1* --Master Service Agreement and Customer Addendums, dated as of December 30, 1999 by and between INSpire and each Millers entity that signs a Service Addendum.
          10.2* --Comprehensive Escrow Agreement, dated as of September 28, 2001 by and between INSpire and Millers American Group, Inc.
          10.3* --First Amended and Restated Policy Processing Service Addendum, dated as of November 1, 2001 by and between the Company, The Millers Insurance Company, The Millers Casualty Insurance Company and Millers General Agency.
          10.4* --Amendment to Master Service Agreement, dated as of February 1, 2002 and effective as of November 1, 2001, by and between INSpire and each Millers entity that signs a Service Addendum.
          10.5* --Claims Management System and Support Services Agreement and First Amendment to Claims Administration Services
                    Agreement, dated as of January 12, 2002 by and between INSpire and Arrowhead Claims Management, Inc.
          10.6* --Claims Administration Agreement, dated as of May 14, 2002 by and between INSpire and Arrowhead Claims Management, Inc.
          10.7* --Policy Processing and Administration Agreement, dated as of May 14, 2002 by and between INSpire and Arrowhead General Insurance Agency, Inc.
          10.8* --Software License Agreement, dated as of May 14, 2002 by and between INSpire and Arrowhead General Insurance Agency, Inc.

          10.9* --Professional Services Agreement, dated as of May 14, 2002 by and among INSpire, Arrowhead General Insurance Agency, Inc. and Arrowhead Claims Management, Inc.
          10.10* --Asset Purchase Agreement, dated as of May 14, 2002 by and between INSpire and Arrowhead General Insurance Agency, Inc.
          10.11* --Comprehensive Preferred Escrow Agreement, dated as of May 14, 2002 by and among INSpire, DSI Technology Escrow Services, Inc. and Arrowhead General Insurance Agency, Inc.
          10.12* --Sublease, dated as of May 14, 2002, by and between INSpire and Arrowhead General Insurance Agency, Inc.
          10.13* --Services Agreement, dated as of August 22, 2001 by and among INSpire, Clarendon National Insurance Company and Harbor Specialty Insurance Company.
          10.14 --Form of Sublease Agreement, effective as of January 1, 1997, by and between INSpire and Millers Mutual (Incorporated by reference to Exhibit 10.5 of INSpire's
                    Registration Statement on Form S-1, Registration No. 333-31173).
          10.15 --Administration Services Agreement, effective as of March 12, 1996, by and among State Corporation Commission of the Commonwealth of Virginia as Deputy Receiver for HOW Insurance Company, Home Warranty Corporation, and Home Owners Warranty Corporation, In Receivership, and INSpire (Incorporated by reference to Exhibit 10.10 of INSpire's
                    Registration Statement on Form S-1, Registration No. 333-31173).
          10.16 --Form of Contract to Provide Services and Acquire License to Use Software, dated December 29, 1997, between INSpire and Sul America Cia Nacional de Seguros (Incorporated by reference to Exhibit 10.45 of INSpire's Registration Statement on Form S-1, Registration No. 333-47413).
          10.17 --Form of Indemnification Agreement with a schedule of director signatories (Incorporated by reference to Exhibit
                    10.11 of INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
          10.18     --Director  Stock Option Plan  (Incorporated by reference to
                    Exhibit 10.36 of INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
          10.19 --Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.37 of INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
          10.20 --Form of First Amendment to the Director Stock Option Plan (Incorporated by reference to Exhibit 10.3 of INSpire's Form 10-Q for the three months ended March 31, 1998, filed on May 14, 1998).
          10.21     --Employee Stock Purchase Plan (Incorporated by reference to
                    Exhibit 10.38 of INSpire's Registration Statement on Form S-1, Registration No. 333-31173).
          10.22 --Second Amended and Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.2 of INSpire's Form 10-Q for the three months ended March 31, 1998, filed on May 14, 1998).
          10.23     --1998  Annual  Bonus Plan  (Incorporated  by  reference  to
                    Exhibit 10.48 of INSpire's Registration Statement on Form S-1, Registration No. 333-47413).
          10.24 --Form of executive employment agreement (Incorporated by reference to Exhibit 10.46 of INSpire's Form 10-K for the year ended December 31, 1998, filed on March 25, 1999).
          10.25 --Registration Rights Agreement, dated as of December 1, 1998 between INSpire and AGIA (Incorporated by reference to Exhibit 10.2 of INSpire's Form 8-K dated December 1, 1998 and filed on December 14, 1998).

          10.26     --Commercial  Lease  Agreement,  dated  November  13,  1998,
                    between  IIS  Realty  Ltd.  And  INSpire   (Incorporated  by
                    reference to Exhibit  10.50 of  INSpire's  Form 10-K for the year ended December 31, 1998, filed on March 25, 1999).
          10.27     --Amendment  No.  1  to  the  Commercial   Lease  Agreement,
                    effective  May 1, 1999,  between IIS Realty Ltd. And INSpire
                    (Incorporated  by  reference  to Exhibit  10.50 of INSpire's
                    Form 10-K for the year ended  December  31,  1999,  filed on
                    March 9, 2000).
          10.28     --Amendment  No.  2  to  the  Commercial   Lease  Agreement,
                    effective  November 1, 1999,  between  IIS Realty  Ltd.  And
                    INSpire  (Incorporated  by  reference  to  Exhibit  10.51 of
                    INSpire's  Form 10-K for the year ended  December  31, 1999, filed on March 9, 2000).
          10.29     --Employment  Agreement,   dated  and  effective  as  of
                    September  4,  2000,  by and  between  INSpire  and  John F.
                    Pergande  (Incorporated  by  reference  to Exhibit  10-56 of
                    Inspire's  Form 10-k for the year ended  December  31, 2000, filed on April 2, 2001.
          10.30*    --Employment  Agreement,  dated and  effective as of October
                    18, 2001, by and between INSpire and Richard Marxen
          11*       --Statement regarding Computation of Per Share Earnings.
          21*       --Subsidiaries of the Registrant.
          23*       --Consent of Deloitte & Touche LLP.
          24*       --Power of Attorney (included on signature page of this Form
                    10-K).
          99.1*     --Certification  by  Richard  Marxen  pursuant  to 18 U.S.C.
                    Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          99.2*     --Certification  by Andrea  Goodrich  pursuant  to 18 U.S.C.
                    Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*  Filed herewith