Form 10-Q
period 2002-03-30
INSPIRE INSURANCE SOLUTIONS INC
filed 2002-11-21
CIK 1042051

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended....................................March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from...................to.............................

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

Yes  [  ]   No  [ X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Number of shares outstanding of each of the issuer's classes of common stock as of August 31, 2002: 19,153,708


                                      INDEX

                                                                                                    PAGE

PART I - FINANCIAL INFORMATION....................................................................      1

Item 1.  Financial Statements.....................................................................      1

         Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
         and December 31, 2001.....................................................................     1

         Condensed Consolidated Statements of Operations (Unaudited) for the three
         months ended March 31, 2002 and 2001......................................................     2

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the three
         months ended March 31, 2002 and 2001  ....................................................     3

         Notes to Condensed Consolidated Financial Statements (Unaudited)..........................     4

         Independent Accountants' Report...........................................................    10

Item 2.  Management's Discussion and Analysis of Financial

             Condition and Results of Operations...................................................    11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................    16


PART II - OTHER INFORMATION........................................................................    16

Item 1.   Legal Proceedings........................................................................    16

Item 5.   Other Information........................................................................    18

Item 6.   Exhibits and Reports on Form 8-K.........................................................    18

Signatures.........................................................................................    19

PART I  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        INSPIRE INSURANCE SOLUTIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31,             December 31,
                                                                                  2002                    2001
                                                                          ----------------------  ---------------------
                                                                               (UNAUDITED)


                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $  3,011,853           $  4,913,975
   Short term investments                                                               864,011                864,011
   Accounts receivable                                                                6,101,419              6,387,000
   Income taxes receivable                                                                  389                    423
   Prepaid expenses and other current assets                                          1,657,531              1,506,586
                                                                          ----------------------  ---------------------
Total current assets                                                                 11,635,203             13,671,995
                                                                          ----------------------  ---------------------

Property and equipment, net                                                           4,696,500              5,399,011
Intangibles and other assets, net:
   Acquired software costs                                                            2,150,568              2,330,934
   Capitalized software development                                                     443,483                517,870
   Other assets                                                                         296,274                759,866
                                                                          ----------------------  ---------------------
TOTAL                                                                             $  19,222,028          $  22,679,676
                                                                          ======================  =====================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $  1,070,904           $  3,007,406
   Accrued payroll and compensation                                                   1,470,010              1,550,016
   Accrued liabilities for terminated contracts                                         447,441                935,687
   Accrued property and sales tax                                                       182,917              1,149,848
   Other accrued expenses                                                             1,188,471              2,421,418
   Unearned revenue                                                                   4,520,722              5,564,422
   Deferred compensation                                                                 12,735                 10,771
                                                                          ----------------------  ---------------------
Total current liabilities                                                             8,893,200             14,639,568
                                                                          ----------------------  ---------------------

   Prepetition liabilities subject to compromise                                      5,459,648                      -
   Deferred compensation                                                                      -                359,458
                                                                          ----------------------  ---------------------
TOTAL LIABILITIES                                                                 $  14,352,848          $  14,999,026
                                                                          ----------------------  ---------------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized, none
    issued                                                                                    -                      -
  Common stock, $.01 par value; 50,000,000 shares authorized, 19,167,735                191,677                191,678
  shares issued in 2002 and 2001
  Additional paid in capital                                                        114,355,391            114,503,245
  Treasury stock                                                                      (102,159)              (271,055)
  Accumulated deficit                                                             (109,575,729)          (106,743,218)
                                                                          ----------------------  ---------------------
Total shareholders' equity                                                            4,869,180              7,680,650
                                                                          ----------------------  ---------------------
TOTAL                                                                             $  19,222,028          $  22,679,676
                                                                          ======================  =====================

     See accompanying notes to condensed consolidated financial statements.


                        INSPIRE INSURANCE SOLUTIONS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                                  2002                    2001
                                                                          ----------------------  ---------------------

REVENUES:

  Outsourcing services                                                             $ 11,634,138          $  17,419,626
  Software and software services                                                        546,172              1,086,959
  Other                                                                                 284,843                156,195
                                                                          ----------------------  ---------------------
    Total revenues                                                                   12,465,153             18,662,780
                                                                          ----------------------  ---------------------

EXPENSES:

  Cost of outsourcing services, net                                                  11,589,891             17,893,118
  Cost of software and software services, net                                           721,006                763,623
  Cost of other revenues, net                                                           129,207                 18,974
  Selling, general and administrative                                                 1,443,601              2,840,403
  Research and development, net                                                         278,398                496,860
  Severance expense                                                                           -                 83,769
  Depreciation and amortization                                                       1,040,814              1,704,615
  Bad debt expense                                                                       55,000                150,000
  Litigation expense                                                                     68,759                 82,918
                                                                          ----------------------  ---------------------
   Total expenses                                                                    15,326,676             24,034,279
                                                                          ----------------------  ---------------------
OPERATING LOSS                                                                      (2,861,523)            (5,371,499)
OTHER INCOME (EXPENSE):
  Interest income  (expense)                                                            (9,646)                221,112
  Other                                                                                  38,658                    196
                                                                          ----------------------  ---------------------
   Total other income (expense)                                                          29,012                221,308
                                                                          ----------------------  ---------------------
LOSS BEFORE INCOME TAX                                                              (2,832,511)            (5,150,191)
INCOME TAX BENEFIT                                                                            -              1,596,559
                                                                          ----------------------  ---------------------
NET LOSS                                                                         $  (2,832,511)         $  (3,553,632)
                                                                          ======================  =====================

SHARES OUTSTANDING (BASIC AND DILUTED)                                               19,012,008             18,771,621
                                                                          ======================  =====================

NET LOSS PER SHARE (BASIC AND DILUTED)                                             $     (0.15)           $     (0.19)
                                                                          ======================  =====================




     See accompanying notes to condensed consolidated financial statements.


                        INSPIRE INSURANCE SOLUTIONS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Three Months Ended March 31,
                                                                       -------------------------------------------
                                                                              2002                    2001
                                                                       --------------------    -------------------

Operating Activities:

     Net loss                                                              $   (2,832,511)        $   (3,553,632)
         Adjustments to reconcile net income to net cash
            used  by operating activities:
         Depreciation and amortization                                           1,040,814              1,704,615
         Deferred income taxes                                                           -            (1,596,559)
         Bad debts                                                                  55,000                150,000
         Change in operating assets and liabilities:
            Accounts receivable                                                    230,581              4,439,793
            Prepaid expenses and other current assets                            (150,945)                  (625)
            Other assets                                                           463,592                (4,660)
            Accounts payable                                                   (1,936,502)            (1,951,341)
            Accrued payroll and compensation                                      (80,006)                 42,800
            Accrued liabilities for terminated contracts                         (488,246)                      -
            Accrued property and sales tax                                       (966,931)              (485,466)
            Other accrued expenses                                             (1,232,948)            (1,463,573)
            Unearned revenue                                                   (1,043,701)                461,699
            Income taxes payable/receivable                                             34                579,173
            Deferred compensation                                                (357,494)               (62,099)
            Prepetition liabilities subject to compromise                        5,459,648                      -
                                                                       --------------------    -------------------
     Net cash used by operating activities                                     (1,839,615)            (1,739,875)
                                                                       --------------------    -------------------

Investing Activities:
         Purchases of property and equipment                                      (83,549)              (369,259)
         Sale of investments                                                             -              4,867,269
         Capitalized R&D costs                                                           -               (13,336)
         Deferred contract costs                                                         -              (622,549)
                                                                       --------------------    -------------------
     Net cash provided (used) by investing activities                             (83,549)              3,862,125
                                                                       --------------------    -------------------

Financing Activities:
         Treasury stock sales (purchases)                                           21,042              (399,744)
         Proceeds from exercises under stock plans, net                                  -               (68,802)
                                                                       --------------------    -------------------
     Net cash provided (used) by financing activities                               21,042              (468,546)
                                                                       --------------------    -------------------

Net increase (decrease) in cash and cash equivalents                           (1,902,122)              1,653,704
Cash and cash equivalents at beginning of period                                 4,913,975              8,619,072
                                                                       --------------------    -------------------
Cash and cash equivalents at end of period                                  $    3,011,853         $   10,272,776
                                                                       ====================    ===================

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

       Reorganization - On February 15, 2002, the Company filed petitions for relief under Chapter 11 of the U. S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas Fort Worth Division (the "Bankruptcy Court"). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits. The Company has also experienced net losses of approximately $68 million, $30 million, and $20 million for the years ended December 31, 2001, 2000 and 1999, respectively. These factors create substantial doubt about the Company's ability to continue as a going concern.

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

       The original goal of the reorganization was to enable the Company to emerge as a stronger entity, of an efficient size with appropriate expense levels. The Company has since determined that reorganization as an independent entity is neither feasible nor in the best interests of the Company's estate, creditors or shareholders. After careful deliberation and in consultation with the Creditors Committee, the Company determined that the only viable course of action, consistent with their fiduciary duties, is to seek to maximize the value of the Company's estates, through a sale of all or substantially all of their respective assets.

       On November 13, 2002, the Bankruptcy Court entered an order confirming the First Amended Plan of Reorganization of INSpire Insurance Solutions, Inc. and INSpire Claims Management, Inc., dated September 24, 2002 (the "Plan").

       The Plan anticipates the sale of substantially all of the Company's assets including real property, intellectual property, cash, receivables, other current and long term assets, contractual rights, and other assets to CGI Group, Inc. ("CGI"), as set forth in an asset purchase agreement that the Company and CGI executed on or about October 22, 2002 (the "Asset Purchase Agreement"). In exchange for such assets, CGI agreed to pay the Company $8.2 million in cash (the "Cash Purchase Price") and assume certain liabilities, not to exceed $14 million, including pre and post petition obligations incurred in the ordinary course of business, contractual obligations, unearned revenue and tax liabilities. The Cash Purchase Price was based on the assumption that the "Net Asset Value" (as defined in the Asset Purchase Agreement) of the assets and liabilities acquired would be $7 million (the "Assumed Net Asset Value"). The closing is currently scheduled to occur on November 29, 2002. The Company has delivered to CGI a revised estimate of the Net Asset Value (the "Estimated Net Asset Value"). The revised Estimated Net Asset Value is approximately $3.9 million. According to the terms of the Asset Purchase Agreement, the Cash Purchase Price will be adjusted by the amount that the Estimated Net Asset Value differs from the Assumed Net Asset Value. Based on the Estimated Net Asset Value of $3.9 million, the Company estimates the Cash Purchase Price will be approximately $5.1 million.

       Upon closing of the transaction, 25% of the Cash Purchase Price will be deposited by CGI into an account (the "Escrow Account"). Within 35 days following the closing of the transaction, CGI will audit the books and records of the Company to determine the actual amount of the Net Asset Value as of the closing date (the "Actual Net Asset Value"). CGI will pay to the Company the amount, if any, by which the Actual Net Asset Value exceeds the Estimated Net

Asset Value. CGI will be entitled to withdraw from the Escrow Account the amount, if any, by which the Estimated Net Asset Value exceeds the Actual Net Asset Value. For nine months after the closing of the transaction, CGI will be entitled to draw upon the Escrow Account to satisfy any post-closing adjustments to the Net Asset Value, as described above, or any damages suffered by CGI in connection with the transaction. Any claims against the Escrow Account are subject to review by Michael G. Lawrence of NACM SW (the "Trustee").

       The remaining cash proceeds from the sale and any remaining assets of the Company (collectively, the "Trust Assets") will be transferred to a liquidating trust (the "Trust"). Michael G. Lawrence of NACM SW will be the initial trustee for the Trust and will liquidate the Trust Assets and distribute the proceeds to the creditors of the Company.

       The Trust Assets will be used to pay claims of creditors until such claims (and allowable expenses incurred by the Trust) are paid in full or the assets of the trust are exhausted. A total of $25.5 million of claims have been filed in the Bankruptcy Court. Through November 13, 2002, $7.8 million of claims have been renegotiated or rejected. The Company is in the process of analyzing the remaining claims and, at this time, cannot estimate the amount of claims that will ultimately be allowed. Should the amount of claims allowed by the Bankruptcy Court exceed the proceeds available from the Trust Assets to satisfy those claims, distributions will be made from the Trust according to the priorities established in the Plan.

       Should  assets  remain  in  the  Trust  after  the  allowed   claims  and
administrative costs are satisfied in full, each equity security holder will receive a pro rata portion of such remaining assets, if any, based on the number of shares held as of the record date. The record date for such distributions will be December 2, 2002. The Plan will become effective on a date, as determined by the Company, on or after the date in which (i) the sale has been completed, (ii) the Trust has been formed, (iii) and the Trustee has been appointed. At such time as the Plan is effective, trading of the shares of the equity security interests of the Company will cease and the shares will be cancelled. The Plan could result in shareholders receiving no value for their interests.

         The Company is presently operating at a substantial net cash loss without any realistic prospect of reducing the rate at which the value of the estates is eroding. It is important to the Company, the creditors and other interested constituencies that the Plan be finalized as expeditiously as possible.

         Unaudited Interim Condensed Consolidated Financial Statements - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented herein have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 2002. The independent accountants' review report of Deloitte & Touche LLP is included in Part I, Item 1 of this report.

         The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K (File No. 000-23005).

         Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

         Prepetition liabilities subject to compromise - prepetition liabilities subject to compromise are liabilities that may be affected by the Plan. Such liabilities are reported at the amounts expected to be allowed by the Court.

        Net Loss Per Share - Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share considers the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. The weighted average number of shares (basic and diluted) was 19,012,008 and 18,771,621 for the three months ended March 31, 2002 and 2001, respectively. Outstanding options totaling 2,316,457 and 2,670,683 were considered to be anti-dilutive and are excluded from the calculation of diluted net loss per share for the quarters ended March 31, 2002 and 2001, respectively. The weighted average number of shares amounts have been adjusted to reflect all stock splits in the form of stock dividends.

2. PROCEEDINGS UNDER CHAPTER 11 OF THE U.S. BANKRUPTCY CODE

       On February 15, 2002, the Company filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas (Case Nos. 02-41228-DML-11 and 02-41231-DML-11). The Company is currently operating as a debtor-in-possession pursuant to the bankruptcy code. As a debtor-in-possession, the Company is authorized to continue operating as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the court, following notice and opportunity for a hearing.

       The Company decided to file for relief due primarily to the erosion of cash reserves brought about by the serious decline in the Company's revenues without a proportionate decline in expenses related to infrastructure. During 1998 and 1999 the Company acquired several large outsourcing contracts and grew annual revenues to approximately $140 million. The Company developed the associated fixed infrastructure to support these contracts. During 2000 and 2001, those contracts were either cancelled or greatly reduced in scope resulting in a significant decline in revenue, but leaving the associated infrastructure in place. The Company has also seen revenues decline due to the continuing economic recession and the current environment in the property and casualty insurance industry.

       Under the Bankruptcy Code, actions to collect pre-petition indebtedness, most pending litigation and most other contractual obligations against the Company are stayed. Absent an order of the court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by the creditors and equity holders and approved by the Court.

       Under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations, subject to approval of the Court and certain other conditions. Parties affected by the rejection of these contracts may file claims with the Court in accordance with the reorganization process. Therefore, we expect that liabilities subject to the proceedings will arise as a result of the rejection of certain executory contracts, including leases, and from the determination of the Court, or agreement by parties in interest, of allowed claims for contingencies and other disputed amounts. The assumption of an executory contract will require the Company to cure all prior defaults under the related contract, including all pre-petition liabilities, absent agreement to the contrary. Therefore, the assumption of additional executory contracts and unexpired leases may convert liabilities shown on the Company's condensed consolidated financial statements as prepetition liabilities subject to compromise to current liabilities. Due to the uncertain nature of these potential claims, the Company is unable to project, with any degree of certainty, the scope and magnitude of such claims. INSpire has incurred, and will continue to incur, significant costs associated with the reorganization.

       On March 18, 2002, the Company filed with the Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Company as shown by the books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of these schedules are subject to further amendment or modification. The Company has mailed notices to all known creditors that the deadline for filing proofs of claim with the court was June 25, 2002. Differences between amounts included on the Debtors' schedules (currently approximately $2.0 million) and claims by creditors (approximately $25.5 million) will be investigated and resolved in connection with the claims resolution process. To date $7.8 million of claims by creditors have been renegotiated or rejected. The Company is in the process of analyzing all claims and, at this time, is not able to determine the claims that will be allowed; however, the Company believes that a substantial portion of these claims will be disallowed. Some of the claims appear to be duplicates and some claims are for legal actions in which the company ultimately expects to prevail. The ultimate number and amount of allowed claims can not presently be estimated and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

       The Company has filed motions during the bankruptcy proceedings whereby the Court has granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary to the reorganization efforts. The Company has obtained orders for, among other things: (i) implementation of a key employee retention and incentive program, (ii) authorization of payment in the ordinary course of business of pre-petition wages, salaries, employee benefits, and reimbursable business expenses, (iii) the settlement for the cancellation of the Company's contract with Lockheed Martin, and (iv) approval for the rejection and acceptance of various leases and business contracts.

       The United States Trustee has appointed an unsecured creditors committee. This committee and its legal representative have a right to be heard on all matters that come before the Court and is the primary entity with which the Company will negotiate the terms of a plan of reorganization. There can be no assurance that this committee will support the Company's positions in the bankruptcy proceedings or the plan of reorganization as described below, and disagreements with this committee could lengthen the bankruptcy proceedings and negatively impact the Company's ability to operate during bankruptcy.

       The original goal of the reorganization was to enable the Company to emerge as a stronger entity, of an efficient size with appropriate expense levels. The Company has since determined that reorganization as an independent entity is neither feasible nor in the best interests of the Company's estate, creditors or shareholders. After careful deliberation and in consultation with the creditors committee, the Company determined that the only viable course of action, consistent with their fiduciary duties, is to seek to maximize the value of the Company's estates, through a sale of all or substantially all of their respective assets.

       On November 13, 2002, the Bankruptcy Court entered an order confirming the First Amended Plan of Reorganization of INSpire Insurance Solutions, Inc. and INSpire Claims Management, Inc., dated September 24, 2002 (the "Plan").

       The Plan anticipates the sale of substantially all of the Company's assets including real property, intellectual property, cash, receivables, other current and long term assets, contractual rights, and other assets to CGI Group, Inc. ("CGI"), as set forth in an asset purchase agreement that the Company and CGI executed on or about October 22, 2002 (the "Asset Purchase Agreement"). In exchange for such assets, CGI agreed to pay the Company $8.2 million in cash (the "Cash Purchase Price") and assume certain liabilities, not to exceed $14 million, including pre and post petition obligations incurred in the ordinary course of business, contractual obligations, unearned revenue and tax liabilities. The Cash Purchase Price was based on the assumption that the "Net Asset Value" (as defined in the Asset Purchase Agreement) of the assets and liabilities acquired would be $7 million (the "Assumed Net Asset Value"). The closing is currently scheduled to occur on November 29, 2002. The Company has delivered to CGI a revised estimate of the Net Asset Value (the "Estimated Net Asset Value"). The revised Estimated Net Asset Value is approximately $3.9 million. According to the terms of the Asset Purchase Agreement, the Cash Purchase Price will be adjusted by the amount that the Estimated Net Asset Value differs from the Assumed Net Asset Value. Based on the Estimated Net Asset Value of $3.9 million, the Company estimates the Cash Purchase Price will be approximately $5.1 million.

       Upon closing of the transaction, 25% of the Cash Purchase Price will be deposited by CGI into an account (the "Escrow Account"). Within 35 days following the closing of the transaction, CGI will audit the books and records of the Company to determine the actual amount of the Net Asset Value as of the closing date (the "Actual Net Asset Value"). CGI will pay to the Company the amount, if any, by which the Actual Net Asset Value exceeds the Estimated Net Asset Value. CGI will be entitled to withdraw from the Escrow Account the amount, if any, by which the Estimated Net Asset Value exceeds the Actual Net Asset Value. For nine months after the closing of the transaction, CGI will be entitled to draw upon the Escrow Account to satisfy any post-closing adjustments to the Net Asset Value, as described above, or any damages suffered by CGI in connection with the transaction. Any claims against the Escrow Account are subject to review by Michael G. Lawrence of NACM SW (the "Trustee").

       The remaining cash proceeds from the sale and any remaining assets of the Company, if any (collectively, the "Trust Assets") will be transferred to a liquidating trust (the "Trust"). Michael G. Lawrence of NACM SW will be the initial trustee for the Trust and will liquidate the Trust Assets and distribute the proceeds to the creditors of the Company.

       The Trust Assets will be used to pay claims of creditors until such claims (and allowable expenses incurred by the Trust) are paid in full or the assets of the trust are exhausted. A total of $25,549,777 of claims have been filed in the Bankruptcy Court. Through November 13, 2002, $2,141,456 of claims have been renegotiated or rejected. The Company is in the process of analyzing the remaining claims and, at this time, cannot estimate the amount of claims that will ultimately be allowed. Should the amount of claims allowed by the Bankruptcy Court exceed the proceeds available from the Trust Assets to satisfy those claims, distributions will be made from the Trust according to the priorities established in the Plan.

         Should assets remain in the Trust after the allowed claims and administrative costs are satisfied in full, each equity security holder will receive a pro rata portion of such remaining assets, if any, based on the number of shares held as of the record date. The record date for such distributions will be December 2, 2002. The Plan will become effective on a date, as determined by the Company, on or after the date in which (i) the sale has been completed, (ii) the Trust has been formed, (iii) and the Trustee has been appointed. At such time as the Plan is effective, trading of the shares of the equity security interests of the Company will cease and the shares will be cancelled. The Plan could result in shareholders receiving no value for their interests.

       The Company is presently operating at a substantial net cash loss without any realistic prospect of reducing the rate at which the value of the estates is eroding. It is important to the Company, the creditors and other interested constituencies the Plan be finalized as expeditiously as possible.

       Under the priority scheme established by the bankruptcy code, certain post-petition liabilities and pre-petition liabilities will be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery to creditors and shareholders, if any, will not be determined until confirmation of the Plan. No assurance can be given as to what values, if any will be assigned in the bankruptcy proceedings to each of these constituencies. The Plan of reorganization could also result in shareholders receiving no value for their interests.

       On April 30, 2002, INSpire terminated its IT outsourcing contract with Lockheed Martin. Lockheed Martin had been providing data center, networking, server support, desktop support and help desk services to INSpire under the terms of a ten-year contract established in 2001. On May 1, 2002, responsibility for running all IT functions transitioned from Lockheed Martin to INSpire. In June 2002, the Company received Court approval for a settlement on the IT outsourcing contract with Lockheed Martin. The Company cancelled this contract effective May 1, 2002. The settlement amount of $1.5 million included payment of $827,757 for all prepetition liabilities due Lockheed Martin and $729,243 for damages from the contract's cancellation.

     At this time, it is not possible to predict the effects of the Plan on the Company's business, creditors, and security holders. Nor can the Company predict, with any degree of certainty, the effects and details of any potential sale of the Company's business or the final details of a plan of reorganization for the Company's estate. Additionally, the Plan could materially change the amounts reported in the financial statements, which do not give treatment to all adjustments to the carrying value of assets or liabilities that might be necessary as a consequence of the Plan.

3.       INTANGIBLES AND OTHER ASSETS

       Intangibles and other assets consist of the following:

                                                                           March 31,           December 31,
                                                                       ------------------ -- -----------------
                                                                             2002                  2001
                                                                       ------------------     ---------------

  Acquired software, net of accumulated amortization of $1,565,589
  and $1,319,932................................................           $   2,150,568        $  2,330,934
  Developed software costs, net of accumulated amortization of
  $449,166 and $374,778.........................................           $     443,483             517,870
  Other assets, at cost.........................................                 296,274             759,866
                                                                      ------------------- -------------------
                                                                           $   2,890,325        $  3,608,670
                                                                      =================== ===================

4.       RELATED PARTY TRANSACTIONS

         The Company provides outsourcing services, software, and software services to Millers American Group, Inc. ("Millers"), The Millers Insurance Company ("Millers Insurance"), an indirect wholly-owned subsidiary of Millers and the Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, under the terms of a five-year Master Services Agreement (the "Millers' MSA"). Millers Insurance is a 24.3% shareholder of the Company. The Company and various Millers subsidiaries entered into the Millers' MSA in December 1999. For the quarters ended March 31, 2002 and 2001, the Company earned total fees of $3,301,177 and $5,226,019, respectively, under the Millers' MSA.

         Receivables due from Millers were approximately $855,947 as of March 31, 2002 and $1,276,000 as of December 31, 2001. The receivables due from Millers represented 12% and 20% of the Company's accounts receivable as of March 31, 2002 and December 31, 2001, respectively.

         INSpire's headquarters is located in a building owned by a partnership, IIS Realty LTD, which is owned by certain current and former members of the Company's Board of Directors. For each of the three months ended March 31, 2002 and 2001, INSpire incurred $255,007 and $258,760, respectively of rental expense under this agreement. The Company signed a renegotiated lease for the Fort Worth, Texas home office with IIS Realty, LTD. effective April 2002. Under the terms of the new lease, which expires April 1, 2004, the Company is leasing approximately 55,000 square feet for the amount of $82,500 per month. Also, INSpire will no longer be responsible for all utility, property tax, and insurance costs related to the building at 300 Burnett Street.

5.       CONTINGENCIES

         Operating Leases - The Company leases certain office space and equipment under operating leases and a sublease for periods ranging from one to ten years. As part of the ongoing process in the Bankruptcy Court, certain leases have been renegotiated or rejected thereby reducing the Company's future monthly minimum lease payments by approximately $118,000. Other operating leases with total monthly payments of $344,194 are in the process of being rejected and/or renegotiated or are expected to be assumed by CGI.

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

         Litigation - In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for Windows into Property & Casualty System and other software products and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that the Company did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond allegedly caused by the Company's default, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. On December 21, 1999, the Company filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, to restrict Sul America from drawing down on a performance bond. The Company has also asserted a counterclaim for the nonpayment of various amounts by Sul America. Sul America filed a motion for relief from the stay which was heard by the Bankruptcy Court on October 2, 2002. The Bankruptcy Court denied the motion without prejudice to its being reasserted after January 1, 2003. In the meantime, the parties are directed to mediation, which is to include ACE Seguradora, S.A., the bonding company.

         On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiffs sought monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, were filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed, and the consolidation action has been transferred to the Fort Worth Division. The Company, together with the other defendants, filed a motion to dismiss. In March 2001, the Court granted the Company's motion to dismiss. As a result, an order was entered dismissing the case without prejudice and giving the plaintiffs leave to amend their lawsuit. In June 2001, this suit was refiled. This matter was dismissed with prejudice and without the right to re-plead in April 2002. The Plantiffs have appealed the matter to the United States Court of Appeals for the Fifth Circuit. The ultimate outcome of this matter cannot presently be determined.

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

         On January 18, 2002 Shelia and Jamie Codova filed suit in the Second Judicial District Court, County of Bernalillo, New Mexico against INSpire and other parties for emotional distress as a result of their automobile claim allegedly not being handled properly. (The client involved with this suit is Phoenix Indemnity Insurance Company, the insurer.) The dispute arose over the value of the plaintiff's automobile and whether it was a total loss. The plaintiff is seeking $50,000 plus punitive damages and costs. At this time the Company cannot predict the outcome of this litigation and is seeking to be dismissed from this action or make a nominal settlement.

         On February 15, 2002, the Company filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas (Case Nos. 02-41228-DML-11 and 02-41231-DML-11). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, predominantly employee wages and benefits. On August 26, 2002, the Company filed the Plan of Reorganization and Disclosure Statement. The Bankruptcy Court entered an Order confirming the Plan of Reorganization, as amended, on November 13, 2002. See Note 2, Proceedings Under Chapter 11 of the U.S. Bankruptcy Code.

         From time to time the Company is involved in other lawsuits that it considers to be in the ordinary course of business. The Company is not aware of any other legal proceedings that it expects would have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.

6.       DEPENDENCE ON CUSTOMERS

         A major portion of the Company's revenues is concentrated among three customers. As such, the Company is subject to all the risks associated with a business that has a high degree of business concentrated in a small number of customers, including the risk that the loss of business from any one or more of its major customers for any reason, including, but not limited to, business difficulties encountered by its customers, could have a material adverse affect on the Company's business. For the three months ended March 31, 2002, Arrowhead, Millers, and Clarendon accounted for approximately 41%, 26% and 14% respectively, of the Company's revenues as compared to 42%, 28%, and 12% respectively, for the three months ending March 31, 2001.

         Millers has sold certain books of business and has begun processing other books of business in-house both of which will reduce Miller's need for policy administration, claims administration and other services currently provided by the Company. Also, the Company and Millers have renegotiated provisions of their contracts and may renegotiate additional terms of the contracts in the future. At this time, the Company estimates that the decrease in services and the renegotiated provisions of the Millers' MSA will result in decreased revenues from Millers in 2002 by approximately $10 million when compared to 2001 revenue. Included in the Millers' MSA agreement is an addendum to provide certain policy and claims administration services with respect to policies written by Phoenix Indemnity Insurance Company ("Phoenix"). The revenue for Phoenix is expected to decline by over $1 million dollars because of a decrease in written and earned premium volume based on their forecast. If the Company does not replace these revenues or decrease expenses proportional to the decline in revenue, this decrease in services to Millers will have a material adverse impact on the Company's results of operations in the future. See Note 7, Subsequent Events, for disclosure of changes to the Arrowhead contract and developments regarding Clarendon.

7.       SUBSEQUENT EVENTS

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

         On April 30, 2002, INSpire terminated its IT outsourcing contract with Lockheed Martin. Lockheed Martin had been providing data center, networking, server support, desktop support and help desk services to INSpire under the terms of a ten-year contract established in 2001. On May 1, 2002, responsibility for running all IT functions transitioned from Lockheed Martin to INSpire. In June 2002, the Company received Court approval for a settlement on the IT outsourcing contract with Lockheed Martin. The Company cancelled this contract effective May 1, 2002. The settlement amount of $1.5 million included payment of $827,757 for all prepetition liabilities due Lockheed Martin and $729,243 for damages from the contract's cancellation. These prepetition liabilities are accrued in prepetition liabilities subject to compromise in the Company's condensed consolidated balance sheet as of March 31, 2002.

         During May 2002, the Company received approval from the U.S. Bankruptcy Court to restructure certain policy and claims processing agreements with Arrowhead. Under the terms of the restructured agreements, the Company will continue to provide policy and claims administration services for Arrowhead's personal property business through December 2008. Arrowhead will assume responsibility for policy administration of its personal auto and commercial lines businesses. In January 2002, Arrowhead Claims Management resumed responsibility for its personal auto claims administration. Arrowhead is purchasing from the Company an INSideOUT software license to support its personal auto and commercial businesses. The Company will provide software applications consulting services to Arrowhead through December 2008. The restructured agreements are expected to increase INSpire's profits by approximately $1.2 million each year despite a reduction of INSpire's revenues by approximately $4 million per year. The agreements were signed May 14, 2002 and were immediately effective.

         In July 2002, the Company received Court approval to implement a Key Employee Retention Plan ("KERP") which provides cash incentives key employees of the Company. The KERP is expected to encourage employees to continue their employment with INSpire through the reorganization. Total payments under the KERP are $330,000, the first payment of $74,250 under this KERP was paid in July. The second payment of $77,250 was made on September 30, 2002 and the final payment of $178,500 was made on November 13, 2002.

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

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas

         We have reviewed the accompanying condensed consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements and Note 1 to the annual consolidated financial statements for the year ended December 31, 2001 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the respective consolidated financial statements.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2002 (November 4, 2002 as to Notes 1, 14 and 15), we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Fort Worth, Texas
November 13, 2002

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

       The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:


                                                                        Three Months Ended
                                                                              March 31,
                                                                    --------------------------------
                                                                        2002              2001
                                                                    --------------   ---------------

REVENUES:

    Outsourcing services                                                     93.3 %            93.3 %
    Software and software services                                            4.4               5.8
    Other                                                                     2.3               0.9
                                                                    --------------   ---------------
    Total revenues                                                          100.0             100.0
                                                                    --------------   ---------------
EXPENSES:

    Cost of outsourcing services, net                                        93.0              95.9
    Cost of software and software services                                    5.8               4.1
    Cost of other revenues                                                    1.0               0.1
    Selling, general and administrative                                      11.6              15.1
    Research and development, net                                             2.2               2.7
    Severance expense                                                           -               0.5
    Depreciation and amortization                                             8.3               9.2
    Bad debt expense                                                          0.4               0.8
    Litigation expense                                                        0.6               0.4
                                                                    --------------   ---------------
    Total expenses                                                          123.0             128.8
                                                                    --------------   ---------------
OPERATING LOSS                                                             (23.0)            (28.8)
OTHER INCOME                                                                  0.2               1.2
                                                                    --------------   ---------------
LOSS BEFORE INCOME TAX                                                     (22.8)            (27.6)
INCOME TAX BENEFIT                                                              -               8.6
                                                                    --------------   ---------------
NET LOSS                                                                   (22.8)%           (19.0) %
                                                                    ==============   ===============



Comparison of the Three Months Ended March 31, 2002 and 2001

         Revenues. Total revenues were $12.5 million for the three months ended March 31, 2002 compared to $18.7 million for the three months ended March 31, 2001, a decrease of $6.2 million or 33%. Outsourcing services revenues were $11.6 million for the three months ended March 31, 2002 compared to $17.4 million for the three months ended March 31, 2001, a decrease of $5.8 million or 33.3%. The Company's three largest customers, Arrowhead, Millers Insurance, and Clarendon accounted for approximately 41.1%, 25.8%, and 13.9%, respectively, of the Company's revenue for the three months ended March 31, 2002, and approximately 42.3%, 28.1%, and 11.6%, respectively, for the three months ended March 31, 2001. For the three months ended March 31, 2002, revenue from
Arrowhead decreased $2.7 million or 35.1%, Millers revenue decreased $2.0 million or 38.7%, and Clarendon revenue decreased $400,000 or 20% when compared to the three months ended March 31, 2001.

         As described in Note 6, Dependence on Customers, to the condensed consolidated financial statements, the Company is dependent on revenues from Arrowhead, Millers, and Clarendon, which accounted for approximately 41.1%, 25.8% and 13.9% of revenues for the three months ended March 31, 2002, respectively. The loss of any one of these customers could result in a material reduction in Company revenues and could have a material adverse affect on the Company's business.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $12.4 million for the three months ended March 31, 2002 compared to $18.7 million for the three months ended March 31, 2001, a decrease of $6.3 million or 34%. Cost of outsourcing services was $11.6 million for the three months ended March 31, 2002 compared to $17.9 million for the three months ended March 31, 2001, a decrease of $6.3 million or 35%. This decrease is primarily attributable to a decrease in contract services and renegotiation of contracts with Millers and Arrowhead. Cost of outsourcing services as a percentage of outsourcing services revenues decreased to 99.6% for the three months ended March 31, 2002 from 102.7% for the three months ended March 31, 2001. This decrease is primarily a result of the decreases in costs associated with the Arrowhead contract. Cost of software and software services was $721,000 for the three months ended March 31, 2002 compared to $764,000 for the three months ended March 31, 2001. Cost of software and software services as a percentage of software and software services revenues increased to 132% for the three months ended March 31, 2002 from 70.3% for the three months ended March 31, 2001. This increase is primarily due to the decrease in software and software services revenue while the related infrastructure and staffing costs have remained nearly constant.

       Selling, General and Administrative. Selling, general and administrative expenses were $1.4 million in the three months ended March 31, 2002 compared to $2.8 million for the three months ended March 31, 2001. Selling, general and administrative expenses as a percentage of total revenues decreased to 11.6% for the three months ended March 31, 2002 from 15.1% for the three months ended March 31, 2001. This decrease was primarily to a reduction in personnel costs as the Company reduced its employee headcount from 1,067 at March 31, 2001 to 490 at March 31, 2002.

       Depreciation and Amortization. Depreciation and amortization expense was $1.0 million for the three months ended March 31, 2002 compared to $1.7 million for the three months ended March 31, 2001, a decrease of approximately $0.7 million or 41%. This decline is primarily due to the write-off of intangible and other assets in fiscal 2001 associated with the Arrowhead contract and Phoenix contract.

       Income Tax Benefit/Expense. During the three months ended March 31, 2002, the Company recorded no income tax benefit as a result of the Company's assessment that it is more likely than not that the deferred tax asset s will not be realized.

       Net Loss. Net loss was $2.8 million, or $0.15 per basic and diluted share, for the three months ended March 31, 2002 compared to a net loss of $3.6 million or $0.19 per basic and diluted share for the three months ended September 30, 2001.

Liquidity and Capital Resources

         Cash, cash equivalents and investments totaled $3.9 million as of March 31, 2002 compared to $5.8 million as of December 31, 2001, a decrease of $1.9 million. This decrease was due to a $1.8 million negative cash flow from operations and a $0.1 million negative cash flow from investing. The Company is continuing its efforts to reduce infrastructure costs in order to improve future cash flows. It is important to the Company, the creditors and other interested constituencies that an asset purchase agreement be finalized and accepted as expeditiously as possible.

         The Company incurred negative net cash flows from declining contract revenues without a proportional decrease in expenses. The Company may experience material declines in future revenues due to the expected decline in the Company's outsourcing business with Millers American and the Arrowhead Group. As of November 1, 2002, the Company estimates it has approximately eight months of cash and cash equivalents and investments on hand. The Company's liquidity difficulties could increase with the loss of any additional clients. There can be no assurance that the Company can successfully manage its current liquidity requirements.

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

       On November 13, 2002, the Bankruptcy Court entered an order confirming the First Amended Plan of Reorganization of INSpire Insurance Solutions, Inc. and INSpire Claims Management, Inc., dated September 24, 2002 (the "Plan").

       The Plan anticipates the sale of substantially all of the Company's assets including real property, intellectual property, cash, receivables, other current and long term assets, contractual rights, and other assets to CGI Group, Inc. ("CGI"), as set forth in an asset purchase agreement that the Company and CGI executed on or about October 22, 2002 (the "Asset Purchase Agreement"). In exchange for such assets, CGI agreed to pay the Company $8.2 million in cash (the "Cash Purchase Price") and assume certain liabilities, not to exceed $14 million, including pre and post petition obligations incurred in the ordinary course of business, contractual obligations, unearned revenue and tax liabilities. The Cash Purchase Price was based on the assumption that the "Net Asset Value" (as defined in the Asset Purchase Agreement) of the assets and liabilities acquired would be $7 million (the "Assumed Net Asset Value"). The closing is currently scheduled to occur on November 29, 2002. The Company has delivered to CGI a revised estimate of the Net Asset Value (the "Estimated Net Asset Value"). The revised Estimated Net Asset Value is approximately $3.9 million. According to the terms of the Asset Purchase Agreement, the Cash Purchase Price will be adjusted by the amount that the Estimated Net Asset Value differs from the Assumed Net Asset Value. Based on the Estimated Net Asset Value of $3.9 million, the Company estimates the Cash Purchase Price will be approximately $5.1 million.

       Upon closing of the transaction, 25% of the Cash Purchase Price will be deposited by CGI into an account (the "Escrow Account"). Within 35 days following the closing of the transaction, CGI will audit the books and records of the Company to determine the actual amount of the Net Asset Value as of the closing date (the "Actual Net Asset Value"). CGI will pay to the Company the amount, if any, by which the Actual Net Asset Value exceeds the Estimated Net

Asset Value. CGI will be entitled to withdraw from the Escrow Account the amount, if any, by which the Estimated Net Asset Value exceeds the Actual Net Asset Value. For nine months after the closing of the transaction, CGI will be entitled to draw upon the Escrow Account to satisfy any post-closing adjustments to the Net Asset Value, as described above, or any damages suffered by CGI in connection with the transaction. Any claims against the Escrow Account are subject to review by Michael G. Lawrence of NACM SW (the "Trustee").

       The remaining cash proceeds from the sale and any remaining assets of the Company (collectively, the "Trust Assets") will be transferred to a liquidating trust (the "Trust"). Michael G. Lawrence of NACM SW will be the initial trustee for the Trust and will liquidate the Trust Assets and distribute the proceeds to the creditors of the Company.

       The Trust Assets will be used to pay claims of creditors until such claims (and allowable expenses incurred by the Trust) are paid in full or the assets of the trust are exhausted. A total of $25.5 million of claims have been filed in the Bankruptcy Court. Through November 13, 2002, $7.8 million of claims have been renegotiated or rejected. The Company is in the process of analyzing the remaining claims and, at this time, cannot estimate the amount of claims that will ultimately be allowed. Should the amount of claims allowed by the Bankruptcy Court exceed the proceeds available from the Trust Assets to satisfy those claims, distributions will be made from the Trust according to the priorities established in the Plan.

       Should  assets  remain  in  the  Trust  after  the  allowed   claims  and
administrative costs are satisfied in full, each equity security holder will receive a pro rata portion of such remaining assets, if any, based on the number of shares held as of the record date. The record date for such distributions will be December 2, 2002. The Plan will become effective on a date, as determined by the Company, on or after the date in which (i) the sale has been completed, (ii) the Trust has been formed, (iii) and the Trustee has been appointed. At such time as the Plan is effective, trading of the shares of the equity security interests of the Company will cease and the shares will be cancelled. The Plan could result in shareholders receiving no value for their interests.

         The Company is presently operating at a substantial net cash loss without any realistic prospect of reducing the rate at which the value of the estates is eroding. It is important to the Company, the creditors and other interested constituencies that the Plan be finalized as expeditiously as possible.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no quantitative or qualitative changes with respect to market risk exposure during the three months ended March 31, 2002.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In December 1997, the Company entered into a contract with Sul America Cia Nacional de Seguros ("Sul America") to provide a license for WPC (now known as INSideoutsm) and other software products and software services for the implementation of such products. In conjunction with this contract, the Company was required to arrange a surety to provide Sul America with a performance bond in the amount of $3.7 million, the proceeds of which could be used in the event that INSpire did not fulfill its obligations under the contract. The contract was segregated into three phases of deliverables, two of which have been accepted and paid for in the amount of $2.5 million by Sul America. In August 1999, Sul America terminated its contract with the Company, and demanded payment under the performance bond. Under its agreement to indemnify the surety against losses under the performance bond, the Company arranged an irrevocable standby letter of credit in October 1999 with Bank of America, N.A. in the amount of $3.7 million. The Letter of Credit expired on September 1,2000. On December 21, 1999, INSpire filed a lawsuit in the 8th Civil Court of Rio de Janeiro (INSpire Insurance Solutions, Inc. vs. Sul America Seguros S.A. and INA Seguradora S.A. (99.001.175.210-6)) requesting a preliminary injunction, which was granted in January 2000, to restrict Sul America from drawing down on a performance bond.

The Company has also asserted a counterclaim for the nonpayment of various amounts by Sul America. Sul America filed a motion for relief from the stay which was heard by the Bankruptcy Court on October 2, 2002. The Bankruptcy Court denied the motion without prejudice to its being reasserted after January 1, 2003. In the meantime, the parties are directed to mediation, which is to include ACE Seguradora, S.A., the bonding company.

         On December 3, 1999, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's Common Stock during the period between January 28, 1998 and October 14, 1999 (Southland Securities Corporation et al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-243-R)). The named defendants include the Company, certain officers and directors of the Company, and Millers Insurance. The complaint alleged violations under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiffs sought monetary damages and interest. Two additional shareholder class action lawsuits, nearly identical to the one described above, were filed against the Company in the United States District Court for the Northern District of Texas: Larry Altobell and Lawrence J. Miller et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-99CV-248-R) filed on December 16, 1999, and Stacy B. and Rhonda K. Lofton et. al. v. Inspire Insurance Solutions, Inc. et. al. (7-00CV-001-R) filed on January 3, 2000. The lawsuits were filed in the Wichita Falls Division. They have been consolidated, lead plaintiffs and counsel have been appointed, and the consolidation action has been transferred to the Fort Worth Division. The Company, together with the other defendants, filed a motion to dismiss. In March 2001, the Court granted the Company's motion to dismiss. As a result, an order was entered dismissing the case without prejudice and giving the plaintiffs leave to amend their lawsuit. In June 2001, this suit was refiled. This matter was dismissed with prejudice and without the right to re-plead in April, 2002. The Plaintiffs have appealed the matter to the United States Court of Appeals for the Fifth Circuit. The outcome of this matter cannot presently be determined.

       On August 22, 2000, a cross complaint was filed in the Superior Court of the State of California for the County of Los Angeles by Clarendon (Clarendon National Insurance Company v. Nora Sauceda, Louis Sauceda, David Garcia, Arrowhead Claims Management, Inc., et. al. (BC199918)). Clarendon was seeking reimbursement against Arrowhead Claims Management, Inc ("Arrow") for an arbitration award in the amount of $14.5 million that was awarded to the plaintiffs against Clarendon in a lawsuit that alleged liability against Clarendon for bad faith in denying a claim which was allegedly mishandled by Arrow prior to the acquisition of Arrow by the Company on December 1, 1998. The claims were based on an agency agreement between Arrowhead General Agency, Inc. and Clarendon and a claims management agreement between Arrow (then a subsidiary of Arrowhead General Agency, Inc.) and Clarendon. In January 2002, this case was settled and the Company has been formally dismissed.

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

       On February 15, 2002, the Company filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas (Case Nos. 02-41228-DML-11 and

02-41231-DML-11). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits. On August 26, 2002, the Company filed the Plan of Reorganization and Disclosure Statement. The Bankruptcy Court entered an Order confirming the Plan of Reorganization, as amended, on November 13, 2002. See the discussion of the Plan under Note 2 to the Company's condensed consolidated financial statements, "Proceedings Under Chapter 11 of the Bankruptcy Code".

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The following exhibits are filed as part of this Form 10-Q:

         11.1     Statement regarding Computation of Per Share Earnings.

         15.1     Letter Re: Unaudited Interim Financial Information.

         99.1 Certification by Richard Marxen pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification by Andrea Goodrich pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The following reports on 8-K were filed during the quarter ended March 31, 2002:

                  Report on 8-K filed on January 24, 2002 with respect to the Registrant's adjournment of special shareholders meeting and extension of rights offering and announcing a new agreement with Arrowhead Claims Management, Inc.

                  Report on 8-K filed on January 31, 2002 announcing cancellation of rights offering and cancellation of special shareholders meeting. Also, announcing that the Company's CFO, Patrick Grady, was leaving the Company.

                  Report on 8-K filed on February 15, 2002 announcing filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2002

                                        INSPIRE INSURANCE SOLUTIONS, INC.


                                        /s/ Richard Marxen
                                        --------------------------------------
                                        Richard Marxen
                                        Chief Executive Officer
                                        (principal executive officer)



                                        /s/ Andrea Goodrich
                                        --------------------------------------
                                        Andrea Goodrich
                                        Acting Chief Financial Officer
                                        (principal financial officer)

                                 CERTIFICATIONS

I, Richard Marxen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Inspire Insurance Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  November 21, 2002


                                                      /s/ Richard Marxen
                                                     ---------------------------
                                                     Richard Marxen
                                                     Chief Executive Officer

I, Andrea Goodrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Inspire Insurance Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  November 21, 2002


                                                    /s/ Andrea Goodrich
                                                   -----------------------------
                                                   Andrea Goodrich
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION

11.1     Statement regarding Computation of Per Share Earnings.

15.1     Letter Re: Unaudited Interim Financial Information.

99.1 Certification by Richard Marxen pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Andrea Goodrich pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.