Form 10-Q
period 2002-06-30
INSPIRE INSURANCE SOLUTIONS INC
filed 2002-11-21
CIK 1042051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended.....................................June 30, 2002

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

Yes  [ ]   No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2002: 19,153,708


                                      INDEX

                                                                                                       PAGE

PART I - FINANCIAL INFORMATION....................................................................      1

Item 1.  Financial Statements.....................................................................      1

         Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
         and December 31, 2001.....................................................................     1

         Condensed Consolidated Statements of Operations (Unaudited) for the three
         months and six months ended June 30, 2002 and 2001........................................     2

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the six
         months ended June 30, 2002 and 2001  .....................................................     3

         Notes to Condensed Consolidated Financial Statements (Unaudited)..........................     4

         Independent Accountants' Report...........................................................    10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................................    11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................    16


PART II - OTHER INFORMATION........................................................................    16

Item 1.   Legal Proceedings........................................................................    16

Item 5.   Other Information........................................................................    18

Item 6.   Exhibits and Reports on Form 8-K.........................................................    18

Signatures.........................................................................................    19


PART I  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        INSPIRE INSURANCE SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,            December 31,
                                                                                2002                  2001
                                                                          -----------------   ---------------------
                                                                             (UNAUDITED)

                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  3,979,661            $  4,913,975
   Short term investments                                                                -                 864,011
   Accounts receivable                                                           5,752,184               6,387,000
   Income taxes receivable                                                             389                     423
   Prepaid expenses and other current assets                                       997,317               1,506,586
                                                                          -----------------   ---------------------
Total current assets                                                            10,729,551              13,671,995
                                                                          -----------------   ---------------------

Property and equipment, net                                                      4,139,627               5,399,011
Intangibles and other assets, net:
   Acquired software costs                                                       1,932,884               2,330,934
   Capitalized software development                                                369,095                 517,870
   Other assets                                                                    210,028                 759,866
                                                                          -----------------   ---------------------

                                                                          ------------------  ---------------------
TOTAL                                                                         $  17,381,185          $  22,679,676
                                                                          ==================  =====================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $  2,623,327           $  3,007,406
   Accrued payroll and compensation                                               1,678,610              1,550,016
   Accrued liabilities for terminated contracts                                     341,883                935,687
   Accrued property and sales tax                                                   230,773              1,149,848
   Other accrued expenses                                                         1,318,958              2,421,418
   Unearned revenue                                                               3,315,924              5,564,422
   Deferred compensation                                                             15,622                 10,771
                                                                          ------------------  ---------------------
Total current liabilities                                                         9,525,097             14,639,568
                                                                          ------------------  ---------------------

   Prepetition liabilities subject to compromise                                  4,148,424                      -
   Deferred compensation                                                                  -                359,458
                                                                          ------------------  ---------------------
TOTAL LIABILITIES                                                                13,673,521             14,999,026
                                                                          ------------------  ---------------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized, none
issued                                                                                    -                      -
  Common Stock, $.01 par value; 50,000,000 shares authorized, 19,167,735            191,678                191,678
  shares issued in 2002 and 2001
  Additional paid in capital                                                    114,355,391            114,503,245
  Treasury stock                                                                  (102,159)              (271,055)
Accumulated deficit                                                           (110,737,246)          (106,743,218)
                                                                          ------------------  ---------------------
Total shareholders' equity                                                        3,707,664              7,680,650
                                                                          ------------------  ---------------------
TOTAL                                                                         $  17,381,185          $  22,679,676
                                                                          ==================  =====================

     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                  ----------------------------------------------------------------------
                                                       2002            2001                2002            2001
                                                  --------------------------------    --------------------------------

REVENUES:
  Outsourcing services                               $  8,359,720   $  16,298,141       $  19,993,858   $  33,717,767
  Software and software services                        2,011,085       1,377,540           2,557,257       2,464,499
  Other                                                   208,781         359,617             493,624         515,813
                                                  --------------------------------    --------------------------------
    Total revenues                                     10,579,586      18,035,298          23,044,739      36,698,079
                                                  --------------------------------    --------------------------------

EXPENSES:
  Cost of outsourcing services, net                     8,718,765      16,635,711          20,308,657      34,528,829
  Cost of software and software services, net             701,256         647,562           1,422,262       1,411,185
  Cost of other revenues, net                              50,016         140,787             179,223         159,761
  Selling, general and administrative                   2,501,851       3,100,541           3,945,452       5,940,610
  Research and development, net                           237,271         427,266             515,669         924,125
  Severance expense                                             -         283,642                   -         367,410
  Depreciation and amortization                           978,989       1,760,838           2,019,803       3,465,453
  Bad debt expense                                              -         147,800              55,000         297,800
  Litigation expense                                        6,528         484,345              75,287         567,264
                                                  --------------------------------    --------------------------------
    Total expenses                                     13,194,676      23,628,492          28,521,353      47,662,437
                                                  --------------------------------    --------------------------------
OPERATING LOSS                                        (2,615,090)     (5,593,194)         (5,476,614)    (10,964,358)
OTHER INCOME (EXPENSE):
  Interest income (expense)                               (7,943)         103,643            (17,589)         324,755
  Other                                                   168,903               -             207,561
                                                  --------------------------------    --------------------------------
    Total other income (expense)                          160,960         103,643             189,972         324,755
                                                  --------------------------------    --------------------------------
LOSS BEFORE INCOME TAX                                (2,454,130)     (5,489,551)         (5,286,642)    (10,639,603)
INCOME TAX BENEFIT                                      1,292,614      1,705,545           1,292,614        3,302,104
                                                  --------------------------------    --------------------------------
NET LOSS                                           $  (1,161,516)  $  (3,784,006)      $  (3,994,028)  $  (7,337,499)
                                                  ================================    ================================

SHARES OUTSTANDING (BASIC AND DILUTED)                 19,087,023      18,796,186          19,074,590      18,791,572
                                                  ================================    ================================

NET LOSS PER SHARE (BASIC AND DILUTED)               $     (0.06)    $     (0.20)        $     (0.21)    $     (0.39)
                                                  ================================    ================================


     See accompanying notes to condensed consolidated financial statements.

                        INSPIRE INSURANCE SOLUTIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        Six Months Ended
                                                                       ----------------------------------------------------
                                                                                June 30, 2002               June 30, 2001
                                                                       -----------------------     -----------------------

Operating Activities:
     Net loss                                                                 $   (3,994,028)               $ (7,337,499)
         Adjustments to reconcile net loss to net cash
            used by operating activities:
         Depreciation and amortization                                              2,019,803                   3,465,453
         Deferred income taxes                                                              -                 (3,302,104)
         Bad debts                                                                     55,000                     297,800
         Change in operating assets and liabilities:
            Accounts receivable                                                       579,816                   7,087,076
            Prepaid expenses and other current assets                                 509,270                     361,746
            Other assets                                                              549,839                      41,484
            Accounts payable                                                        (384,080)                 (1,701,986)
            Accrued payroll and compensation                                          128,593                      93,748
            Accrued liabilities for terminated contracts                            (593,805)                           -
            Accrued property and sales tax                                          (919,074)                           -
            Other accrued expenses                                                (1,140,674)                 (2,159,563)
            Unearned revenue                                                      (2,210,284)                     338,261
            Income taxes payable/receivable                                                34                     569,981
            Deferred compensation                                                   (354,607)                    (64,560)
            Interest receivable                                                             -                    (22,276)
            Prepetition liabilities subject to compromise                           4,148,424                           -
                                                                       -----------------------     -----------------------
     Net cash used by operating activities                                        (1,605,773)                 (2,332,437)
                                                                       -----------------------     -----------------------

Investing Activities:
         Purchases of property and equipment                                        (213,594)                   (796,531)
         Sale of investments                                                          864,011                   4,378,258
         Capitalized R&D costs                                                              -                    (13,336)
         Deferred contract costs                                                            -                 (1,091,853)
                                                                       -----------------------     -----------------------
     Net cash provided by investing activities                                        650,417                   2,476,539
                                                                       -----------------------     -----------------------

Financing Activities:
         Treasury stock purchases                                                      21,042                   (399,744)
         Proceeds from exercises under stock plans, net                                     -                    (68,802)
                                                                       -----------------------     -----------------------
     Net cash provided (used) by financing activities                                  21,042                   (468,546)
                                                                       -----------------------     -----------------------

Net decrease in cash and cash equivalents                                           (934,314)                   (324,445)

Cash and cash equivalents at beginning of period                                     4,913,975                  8,619,072
                                                                       -----------------------     -----------------------
Cash and cash equivalents at end of period                                     $    3,979,661       $           8,294,627
                                                                       =======================     =======================


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

         Net Loss Per Share - Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding. Diluted net loss per share considers the impact of potential common shares, unless the inclusion of such shares would have an anti-dilutive effect. The weighted average number of shares (basic and diluted) was 19,087,023 and 18,796,186 for the three months ended June 30, 2002 and 2001, respectively. The weighted average number of shares (basic and diluted) was 19,074,590 and 18,791,572 for the six months ended June 30, 2002 and 2001, respectively. Outstanding options totalling 1,876,353 and 2,448,751 were considered to be anti-dilutive and are excluded from the calculation of diluted net loss per share for the three and six month periods ended June 30, 2002 and 2001, respectively. The weighted average number of shares amounts have been adjusted to reflect all stock splits in the form of stock dividends.



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

3.       INTANGIBLES AND OTHER ASSETS



    Intangibles and other assets consist of the following:

                                                                          June 30,            December 31,
                                                                     ------------------- -- -----------------
                                                                            2002                   2001
                                                                     --------------------     ---------------

  Acquired software, net of accumulated amortization of $1,812,772         $   1,932,884        $  2,330,934
  and $1,319,932................................................
  Developed software costs, net of accumulated amortization of
  $523,553 and $374,778.........................................                 369,095             517,870
  Other assets, at cost.........................................                 210,028             759,866
                                                                    --------------------- -------------------
                                                                           $   2,512,007        $  3,608,670
                                                                    ===================== ===================

4.   RELATED PARTY TRANSACTIONS

     The Company provides outsourcing services, software, and software services to Millers American Group, Inc. ("Millers"), The Millers Insurance Company ("Millers Insurance"), an indirect wholly-owned subsidiary of Millers and the Millers Casualty Insurance Company ("Millers Casualty"), an indirect 99.5% subsidiary of Millers Insurance, under the terms of a five-year Master Services Agreement (the "Millers' MSA"). Millers Insurance is a 24.3% shareholder of the Company. The Company and various Millers subsidiaries entered into the Millers' MSA in December 1999. For the quarters ended June 30, 2002 and 2001, the Company earned total fees of $2,782,370 and $4,976,695, respectively, under the Millers' MSA. For the six months ended June 30, 2002 and 2001, the Company earned total fees of $6,083,547, and $10,202,714, respectively, under the Millers' MSA.

     Receivables due from Millers were approximately $1,064,000 as of June 30, 2002 declining from $1,276,000 as of December 31, 2001. As of June 30, 2002 and December 31, 2001, the receivables due from Millers represented 19% and 20% of the Company's accounts receivable, respectively.

     INSpire's headquarters is located in a building owned by a partnership, IIS Realty LTD, which is owned by certain current and former members of the Company's Board of Directors. For each of the three months ended June 30, 2002 and 2001, INSpire incurred $247,500 of rental expense under this agreement. The Company signed a renegotiated lease for the Fort Worth, Texas home office with IIS Realty, LTD. effective April 2002. Under the terms of the new lease, which expires April 1, 2004, the Company is leasing approximately 55,000 square feet for the amount of $82,500 per month. Also, INSpire will no longer be responsible for all utility, property tax, and insurance costs related to the building at 300 Burnett Street.


5.       CONTINGENCIES

         Operating Leases - The Company leases certain office space and equipment under operating leases and a sublease for periods ranging from one to ten years. As part of the ongoing process in the Bankruptcy Court, certain leases have been renegotiated or rejected thereby reducing the Company's future monthly minimum lease payments by approximately $118,000. Other operating leases with total monthly payments of $344,194 are either still in the process of being rejected and/or renegotiated or are expected to be assumed by CGI.

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

6.       DEPENDENCE ON CUSTOMERS

         A major portion of the Company's revenue is concentrated among three customers. As such, the Company is subject to all the risks associated with a business that has a high degree of business concentrated in a small number of customers, including the risk that the loss of business from any one or more of its major customers for any reason, including, but not limited to, business difficulties encountered by its customers, could have a material adverse affect on the Company's business. For the three months ended June 30, 2002, Arrowhead, Millers, and Clarendon accounted for approximately 28%, 26%, and 14% respectively, of the Company's revenues as compared to for 41%, 28%, and 13%, respectively, for the three months ending June 30, 2001. For the six months ended June 30, 2002, Arrowhead, Millers, and Clarendon accounted for approximately 36%, 26%, and 14%, respectively, of the Company's revenue as compared to 42%, 28%, and 12%, respectively, for the six months ending June 30, 2001.

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

         During May 2002, the Company received approval from the Bankruptcy Court to restructure certain policy and claims processing agreements with Arrowhead. Under the terms of the restructured agreements, the Company will continue to provide policy and claims administration services for Arrowhead's personal property business through December 2008. Arrowhead will assume responsibility for policy administration of its personal auto and commercial lines businesses. In January 2002, Arrowhead Claims Management resumed responsibility for its personal auto claims administration. Arrowhead is purchasing from the Company an INSideOUT software license to support its personal auto and commercial businesses. The Company will provide software applications consulting services to Arrowhead through December 2008. The restructured agreements are expected to increase INSpire's profits by approximately $1.2 million each year despite a reduction of INSpire's revenues by approximately $4 million per year. The agreements were signed May 14, 2002 and were immediately effective.



7.       SUBSEQUENT EVENTS


       In July 2002, the Company received Bankruptcy Court approval to implement a Key Employee Retention Plan ("KERP") which provides cash incentives key employees of the Company. The KERP is expected to encourage employees to continue their employment with INSpire through the reorganization. Total payments under the KERP are $33,000, the first payment of $74,250 under this KERP was paid in July. The second payment of $77,250 was made on September 30, 2002 and the final payment of $178,500 was made on November 13, 2002.

       The Company was notified by Clarendon in August 2002 that it would not renew approximately 13,500 policies with renewal dates from November 1, 2002 through January 31, 2003. The Company estimates that this will decrease revenues over the next twelve months by approximately $600,000.

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

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
INSpire Insurance Solutions, Inc.
Fort Worth, Texas


         We have reviewed the accompanying condensed consolidated balance sheet of INSpire Insurance Solutions, Inc. and subsidiary (the "Company") as of June 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
November 13, 2002

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

         The following table sets forth, with respect to the Company and for the periods indicated, the percentage of total revenues represented by certain revenue, expense and income items:

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                                         --------                         --------
                                                  2002             2001             2002            2001

REVENUES:
    Outsourcing services                             79.0 %          90.4   %         86.8 %           91.9 %
    Software and software services                   19.0             7.6             11.1              6.7
    Other                                             2.0             2.0              2.1              1.4
                                             -------------   -------------    -------------    -------------
    Total revenues                                  100.0           100.0            100.0            100.0
                                             -------------   -------------    -------------    -------------

EXPENSES:
    Cost of outsourcing services, net                82.4            92.2             88.1             94.1
    Cost of software and software services            6.6             3.6              6.2              3.8
    Cost of other revenues                             .5              .8               .8               .4
    Selling, general and administrative              23.6            17.2             17.1             16.2
    Research and development, net                     2.2             2.4              2.3              2.5
    Severance expense                                   -             1.6                -              1.0
    Depreciation and amortization                     9.3             9.8              8.8              9.4
    Bad debt expense                                    -              .8               .2               .8
    Litigation expense                                 .1             2.7               .3              1.5
                                             -------------   -------------    -------------    -------------
    Total expenses                                  124.7           131.0            123.8            129.9
                                             -------------   -------------    -------------    -------------

OPERATING INCOME (LOSS)                            (24.7)          (31.0)           (23.8)           (29.9)
OTHER INCOME                                          1.5              .6               .8               .9
                                             -------------   -------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME TAX                    (23.2)           (30.4)          (22.9)           (29.0)
                                             -------------   -------------    -------------    -------------
INCOME TAX BENEFIT                                   12.2              9.5             5.6              9.0
                                             -------------   -------------    -------------    -------------
NET LOSS                                           (11.0) %        (21.0) %           17.3 %         (20.0) %
                                             =============   =============    =============    =============



Comparison of the Three Months Ended June 30, 2002 and 2001

         Revenues. Total revenues were $10.6 million for the three months ended June 30, 2002 compared to $18.0 million for the three months ended June 30, 2001, a decrease of $7.4 million or 41%. Outsourcing services revenues were $8.4 million for the three months ended June 30, 2002 compared to $16.3 million for the three months ended June 30, 2001, a decrease of $7.9 million or 49%. The Company's three largest customers, Arrowhead, Millers Insurance, and Clarendon accounted for approximately 27.7%, 26.3%, and 13.7%, respectively, of the Company's revenue for the three months ended June 30, 2002, and approximately 40.8%, 27.6%, and 12.9%, respectively, for the three months ended June 30, 2001. For the three months ended June 30, 2002, revenue from Arrowhead decreased $4.4 million or 60%, Millers revenue decreased $2.2 million or 44%, and Clarendon revenue decreased $.9 million or 37% when compared to the three months ended June 30, 2001.

         As described in Note 6, Dependence on Customers, to the condensed consolidated financial statements, the Company is dependent on revenues from Arrowhead, Millers, and Clarendon, which accounted for approximately 27.7%, 26.3% and 13.7% of revenues for the three months ended June 30, 2002, respectively. The loss of any one of these customers could result in a material reduction in Company revenues and could have a material adverse affect on the Company's business.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $9.5 million for the three months ended June 30, 2002 compared to $17.4 million for the three months ended June 30, 2001, a decrease of $8.0 million or 46%. Cost of outsourcing services was $8.7 million for the three months ended June 30, 2002 compared to $16.6 million for the three months ended June 30, 2001, a decrease of $7.9 million or 48%. This decrease is primarily attributable to a decrease in contract services and renegotiation of contracts with Millers and Arrowhead. Cost of outsourcing services as a percentage of outsourcing services revenues increased to 104% for the three months ended June 30, 2002 from 102% for the three months ended June 30, 2001. This increase is primarily a result of the decreases in revenue from Millers and Arrowhead without costs declining proportionately. Cost of software and software services was $701,256 for the three months ended June 30, 2002 compared to $647,562 for the three months ended June 30, 2001. Cost of software and software services as a percentage of software and software services revenues decreased to 35% for the three months ended June 30, 2002 from 47% for the three months ended June 30, 2001.

         Selling, General and Administrative. Selling, general and administrative expenses were $2.5 million in the three months ended June 30, 2002 compared to $3.1 million for the three months ended June 30, 2001. Selling, general and administrative expenses as a percentage of total revenues increased to 24% for the three months ended June 30, 2002 from 17% for the three months ended June 30, 2001. This increase is primarily a result of the decreases in revenue from Millers and Arrowhead without costs declining proportionately.

         Research and Development. Research and development expense was $0.2 million in the three months ended June 30, 2002 compared to $0.4 million for the three months ended June 30, 2001.

         Depreciation and Amortization. Depreciation and amortization expense was $1.0 million for the three months ended June 30, 2002 compared to $1.8 million for the three months ended June 30, 2001, a decrease of approximately $0.8 million or 44%. This decline is primarily due to the write-off of intangible and other assets in fiscal 2001 associated with the Arrowhead contract and Phoenix contract.

         Income Tax Benefit/Expense. During the three months ended June 30, 2002, the Company received an income tax refund of $1.3 million due to a regulation change. This refund was reflected as a tax benefit in the accounts of the Company. The Company recorded no income tax benefit from deferred tax assets as a result of the Company's assessment that it is more likely than not that the deferred tax assets will not be realized.

         Net Loss. Net loss was $1.2 million, or $0.06 per basic and diluted share, for the three months ended June 2002 compared to a net loss of $3.8 million or $0.20 per basic and diluted share for the three months ended June 30, 2001.

Comparison of the Six Months Ended June 30, 2002 and 2001


         Revenues. Total revenues were $23.0 million for the six months ended June 30, 2002 compared to $36.7million for the six months ended June 30, 2001, a decrease of $13.7 million or 37%. Outsourcing services revenues were $20.0 million for the six months ended June 30, 2002 compared to $33.7 million for the six months ended June 30, 2001, a decrease of $13.7 million or 41%. The Company's three largest customers, Arrowhead, Millers Insurance, and Clarendon accounted for approximately 36.0%, 26.4%, and 13.7%, respectively, of the Company's revenue for the six months ended June 30, 2002, and approximately 41.5%, 28.1%, and 11.9%, respectively, for the six months ended June 30, 2001. For the six months ended June 30, 2002, revenue from Arrowhead decreased $6.9 million or 46%, Millers revenue decreased $4.2 million or 41%, and Clarendon revenue decreased $1.2 or 28% when compared to the six months ended June 30, 2001.

         As described in Note 6, Dependence on Customers, to the condensed consolidated financial statements, the Company is dependent on revenues from Arrowhead, Millers, and Clarendon, which accounted for approximately 36.0%, 26.4%, and 13.7. % of revenues for the six months ended June 30, 2002 respectively. The loss of any one of these customers could result in a material reduction in Company revenues and could have a material adverse affect on the Company's business.

         Cost of Revenues. Cost of revenues, which is comprised mainly of personnel costs, was $21.9 million for the six months ended June 30, 2002 compared to $36.1 million for the six months ended June 30, 2001, a decrease of

$14.2 million or 39%. Cost of outsourcing services was $20.3 million for the six months ended June 30, 2002 compared to $34.5 million for the six months ended June 30, 2001, a decrease of $14.2 million or 41%. This decrease is primarily attributable to a decrease in contract services and renegotiation of contracts with Millers and Arrowhead. Cost of outsourcing services as a percentage of outsourcing services revenues was approximately equal at 102% for the six months ended June 30, 2002 from 102% for the six months ended June 30, 2001. Cost of software and software services as a percentage of software and software services revenues decreased to 56% for the six months ended June 30, 2002 from 57% for the six months ended June 30, 2001.

         Selling, General and Administrative. Selling, general and administrative expenses were $3.9 million for the six months ended June 30, 2002 compared to $5.9 million for the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of total revenues increased to 17.1% for the six months ended June 30, 2002 from 16.2% for the six months ended June 30, 2001. This increase is primarily a result of the decreases in revenue from Millers and Arrowhead without costs declining proportionately.

         Research and Development. Research and development expense was $0.5 million for the six months ended June 30, 2002 compared to $0.9 million for the six months ended June 30, 2001.

         Depreciation and Amortization. Depreciation and amortization expense was $2.0 million for the six months ended June 30, 2002 compared to $3.5 million for the six months ended June 30, 2001, a decrease of approximately $1.5 million or 42%. This decline is primarily due to the write-off of intangible and other assets in fiscal 2001 associated with the Arrowhead contracts and Phoenix contract.

         Other Income. Other income, consisting principally of investment income, decreased to $0.2 million for the six months ended June 30, 2002 from $0.3 million for the six months ended June 30, 2001. This decrease is due to a decrease in cash equivalents and investments.

         Income Tax Benefit/Expense. During the six months ended June 30, 2002, the Company received an income tax refund of $1.3 million due to a regulation change. This refund was reflected as a tax benefit in the accounts of the Company. The Company recorded no income tax benefit from deferred tax assets as a result of the Company's assessment that it is more likely than not that the deferred tax asset will not be realized.

         Net Loss. Net loss was $4.0 million, or $0. 21 per basic and diluted share, for the six months ended June 30, 2002 compared to a net loss of $7.3 million or $0.39 per basic and diluted share for the six months ended June 30, 2001.

Liquidity and Capital Resources

         Cash, cash equivalents and investments totaled $4.0 million as of June 30, 2002 compared to $5.8 million as of December 31, 2001, a decrease of $1.8 million. This decrease was primarily due to a $1.6 million negative cash flow from operations and a $0.2 million negative cash flow for capital expenditures. The Company is continuing its efforts to reduce infrastructure costs in order to improve future cash flows. It is important to the Company, the creditors and other interested constituencies that the Plan be finalized as expeditiously as possible.

       The Company incurred negative net cash flows from declining contract revenues without a proportional decrease in expenses. The Company may experience material declines in future revenues due to the expected decline in the Company's outsourcing business with Millers American and the Arrowhead Group. As of November 1, 2002, the Company has approximately eight months of cash and cash equivalents and investments on hand. There can be no assurance that the Company can successfully manage its current liquidity requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no quantitative or qualitative changes with respect to market risk exposure during the six months ended June 30, 2002.


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

       On February 15, 2002, the Company filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Texas (Case Nos. 02-41228-DML-11 and 02-41231-DML-11). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as debtor-in-possession. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits. On August 26, 2002, the Company filed the Plan of Reorganization and Disclosure Statement. The Bankruptcy Court entered an Order confirming the Plan of Reorganization, as amended, on November 13, 2002. See the discussion of the Plan under Note 2 to the Company's condensed consolidated financial statements, "Proceedings Under Chapter 11of the Bankruptcy Code".

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


       11.1   Statement regarding Computation of Per Share Earnings.

       15.1   Letter Re: Unaudited Interim Financial Information.

       99.1 Certification by Richard Marxen pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification by Andrea Goodrich pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) The following reports on 8-K were filed during the quarter ended June 30, 2002:

              Report on 8-K filed on April 23, 2002 with respect to the Registrant's correspondence with certain interested parties in connection with its reorganization process.

              Report on 8-K filed on April 25, 2002 with respect to the Registrant's termination of its contract with Lockheed Martin.

              Report on 8-K filed on May 16, 2002 with respect to the Registrant's restructuring of its relationship with Arrowhead General Insurance Agency.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2002

                                        INSPIRE INSURANCE SOLUTIONS, INC.


                                        /s/ Richard Marxen
                                        ----------------------------------------
                                        Richard Marxen
                                        Chief Executive Officer
                                        (principal executive officer)


                                        /s/ Andrea Goodrich
                                        ----------------------------------------
                                        Andrea Goodrich
                                        Acting Chief Financial Officer
                                        (principal financial officer)

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

Date:  November 21, 2002

                                                    /s/ Andrea Goodrich
                                                    ----------------------------
                                                    Andrea Goodrich
                                                    Chief Financial Officer

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