Form 10-Q/A
period 2002-03-30
INSPIRE INSURANCE SOLUTIONS INC
filed 2002-11-25
CIK 1042051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to

                                   FORM 10-Q/A

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

                        INSPIRE INSURANCE SOLUTIONS, INC.
                                      INDEX

                                                                                 Page
                                                                                 -----

Facing Sheet                                                                       1

Part I - Financial Statements

     Note 2.  Proceedings Under Chapter 11 of the U.S. Bankruptcy Code             1

Signatures                                                                         5

Certifications                                                                     6



                                EXPLANATORY NOTE

         The Registrant is filing this Form 10-Q/A solely to amend the total number of claims that have been filed with the United Bankruptcy Court for the Northern District of Texas (Ft. Worth Division) and the amount of claims that have been renegotiated or rejected through November 13, 2002, which numbers appear on under "Part I, Item 1. Financial Statements, Note 2-Proceedings under Chapter 11 of the U.S. Bankruptcy Code." The numbers were stated incorrectly in the Registrant's filing of the Form 10-Q on November 21, 2002.

     PART I - FINANCIAL STATEMENTS

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

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INSPIRE INSURANCE SOLUTIONS, INC.


                                          /s/ Richard Marxen
                                          --------------------------------------
                                          Richard Marxen
                                          Chief Executive Officer
                                          (principal executive officer)



                                          /s/ Andrea Goodrich
                                          --------------------------------------
                                          Andrea Goodrich
                                          Chief Financial Officer
                                          (principal financial officer)
Date:  November 25, 2002

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

Date:  November 25, 2002

                                              /s/ Richard Marxen
                                              ----------------------------------
                                              Richard Marxen
                                              Chief Executive Officer



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

Date:  November 25, 2002


                                              /s/ Andrea Goodrich
                                              ----------------------------------
                                              Andrea Goodrich
                                              Chief Financial Officer