Form 10-Q/A
period 2002-06-30
INSPIRE INSURANCE SOLUTIONS INC
filed 2002-11-25
CIK 1042051

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


For the transition period from................to................................

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

                                        INSPIRE INSURANCE SOLUTIONS, INC.


                                        /s/ Richard Marxen
                                        ----------------------------------------
                                        Richard Marxen
                                        Chief Executive Officer
                                        (principal executive officer)



                                        /s/ Andrea Goodrich
                                        ----------------------------------------
                                        Andrea Goodrich
                                        Chief Financial Officer
                                        (principal financial officer)
Date:  November 25, 2002

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

Date:  November 25, 2002

                                            /s/ Richard Marxen
                                            ------------------------------------
                                            Richard Marxen
                                            Chief Executive Officer



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

Date:  November 25, 2002


                                            /s/ Andrea Goodrich
                                            ------------------------------------
                                            Andrea Goodrich
                                            Chief Financial Officer